Form 10-Q
period 1996-05-31
FDP CORP
filed 1996-07-12
CIK 722826

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 UNITED STATES

                                   FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the period ended May 31, 1996

                                       or
[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

Commission File Number:  0-11770


                                   FDP CORP.
             (Exact name of registrant as specified in its charter)



                    Florida                          59-2138243
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)            Identification No.)

         2140 South Dixie Highway, Miami, Florida      33133
         (Address of principal executive offices)      (Zip Code)



                                 (305) 858-8200
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes   X   No
                                              ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Common Stock, $.01 par value per share,
                3,628,551 shares outstanding as of June 30, 1996

                                   FDP CORP.

                               TABLE OF CONTENTS




                                                                       Page Number
                                                                       -----------
PART I.       FINANCIAL INFORMATION

  Item 1.     Financial Statements

              Consolidated Condensed Balance Sheets
                  May 31, 1996 and November 30, 1995                        3

              Consolidated Condensed Statements of Earnings
                  Three and Six Months Ended May 31, 1996 and 1995          4

              Consolidated Condensed Statements of Cash Flows
                  Six Months Ended May 31, 1996 and 1995                    5

              Notes to Consolidated Condensed Financial Statements          6

  Item 2.     Management's Discussion and Analysis of Results
                  of Operations and Financial Condition                     8



PART II.      OTHER INFORMATION

  Item 1.     Legal                                                         13

  Item 4.     Submission of Matters to a Vote of Security Holders           13

  Item 6.     Exhibits and Reports on Form 8-K                              13

  Signatures                                                                14

PART I.  FINANCIAL INFORMATION
 Item 1.  Financial Statements
                                  FDP CORP.

                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                            May 31,      November 30,
                                                                             1996            1995
                                                                          (Unaudited)
                                                                        ------------   -------------
                                                    ASSETS
Current assets:
 Cash and cash equivalents                                              $  1,201,162   $   3,301,112
 Marketable securities                                                     5,342,716       4,953,370
 Accounts receivable, less allowance for
  uncollectible accounts of $303,810 in
  1996 and $317,174 in 1995                                                4,706,603       3,747,309
 Notes receivable - current                                                  498,024         675,436
 Prepaid expenses                                                            251,867         113,426
 Deferred income taxes                                                       128,968         230,351
 Costs and earnings in excess of billings on
   uncompleted contracts                                                     247,758         124,364
 Other                                                                       115,806          64,428
                                                                        ------------   -------------
    Total current assets                                                  12,492,904      13,209,796

Property and equipment at cost, less
  accumulated depreciation of $3,580,830 in
  1996 and $3,755,975 in 1995.                                             2,609,491       2,193,194

Other assets:
 Marketable securities                                                     9,619,018       7,856,804
 Notes receivable - non-current                                              255,159         367,859
 Goodwill                                                                    283,598          -
 Other                                                                        53,067          32,479
                                                                        ------------   -------------
Total assets                                                            $ 25,313,237   $  23,660,132
                                                                        ============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                               $  2,525,772   $   2,781,700
 Income taxes payable                                                        271,694         223,465
 Billings in excess of costs and earnings on
      uncompleted contracts                                                  279,017          49,550
                                                                        ------------   -------------
      Total current liabilities                                            3,076,483       3,054,715
Deferred income taxes                                                        343,779         543,612
                                                                        ------------   -------------
     Total liabilities                                                     3,420,262       3,598,327
                                                                        ------------   -------------
Stockholders' equity:
 Preferred stock; $.01 par value.  Authorized
  10,000,000 shares; none issued
 Common stock; $.01 par value.  Authorized
  30,000,000 shares; shares issued and outstanding
  3,621,051 in 1996 and 3,467,701 in 1995                                     36,211          34,677
 Paid-in capital                                                           8,856,549       7,811,270
 Retained earnings                                                        13,000,215      12,215,858
                                                                        ------------   -------------
    Total stockholders' equity                                            21,892,975      20,061,805
                                                                        ------------   -------------
Total liabilities and stockholders' equity                              $ 25,313,237   $  23,660,132
                                                                        ============   =============

See accompanying notes to consolidated condensed financial statements.

                                    FDP CORP

                      CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS


                                                           (Unaudited)

                                                        Three Months Ended            Six Months Ended
                                                            May 31,                       May 31,
                                                    ------------------------    ---------------------------
                                                       1996          1995           1996          1995
                                                    ---------     ----------    ---------      ------------
Revenues:
  Software                                          $5,571,788      $4,122,725   $10,689,337     $8,298,810
  Information services                                 806,035         751,506     1,588,777      1,542,436
                                                    ----------      ----------   -----------     ----------
Total Revenues                                       6,377,823       4,874,231    12,278,114      9,841,246
                                                    ----------      ----------   -----------     ----------
Cost of sales and services:
  Product development, maintenance
    and enhancements:
     Software                                        4,438,769       3,152,961     8,448,419      6,201,554
     Information services                              296,140         487,069       641,423        989,893
  Telecommunications                                   117,078         133,435       226,936        263,916
  Selling, general and administrative
    expenses                                           992,209         895,670     2,000,373      1,761,535
                                                    ----------      ----------   -----------     ----------
Total cost of sales and services                     5,844,196       4,669,135    11,317,151      9,216,898
                                                    ----------      ----------   -----------     ----------
Operating profit                                       533,627         205,096       960,963        624,348

Interest income                                        259,438         244,382       510,368        469,405
Foreign currency loss and other                         (4,832)         (4,077)       (6,785)        (9,449)
                                                    ----------      ----------   -----------     ----------
Earnings before income taxes                           788,233         445,401     1,464,546      1,084,304

Provision for income taxes                             250,061          99,200       464,666        342,000
                                                    ----------      ----------   -----------     ----------
Net earnings                                        $  538,172      $  346,201   $   999,880     $  742,304
                                                    ==========      ==========    ==========     ==========

Earnings per common and
  common equivalent share:                          $     0.14      $     0.10   $      0.26     $     0.21
                                                    ==========      ==========    ==========     ==========
Weighted average number of
  shares used in per share
  calculations                                       3,820,920       3,547,233     3,783,198      3,569,222
                                                    ==========      ==========    ==========     ==========


See accompanying notes to consolidated condensed financial statements.

                                  FDP CORP.

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                                      Six Months Ended
                                                                                           May 31,
                                                                                -----------------------------
                                                                                   1996              1995
                                                                                -----------       -----------
Cash flows from operating activities:
  Net earnings                                                                  $   999,880        $  742,304
                                                                                -----------       -----------
  Adjustments to reconcile net earnings to net
    cash (used in) provided by operating activities:
      Depreciation and amortization of property,
        equipment and intangibles                                                   394,905           241,537
      Changes in assets and liabilities, net of effects
        from acquistion of business:
      (Increase) decrease in accounts receivable, net                              (504,740)          119,741
      Increase in prepaid expenses                                                 (133,894)          (59,987)
      Increase in costs and earnings in excess
        of billings on uncompleted contracts                                       (123,394)         (482,315)
      (Increase) decrease in other current assets                                   (51,378)           71,156
      (Decrease) increase in accounts payable
        and accrued liabilities                                                    (954,160)           83,040
      Increase in billings in excess of
        costs and earnings on uncompleted contracts                                 229,467            59,852
      Increase in income taxes payable                                               16,512            65,700
      Decrease in deferred income taxes                                            (118,450)          (48,338)
      Decrease in other assets                                                       32,487            21,650
                                                                                -----------       -----------
           Net adjustments                                                       (1,212,645)           72,036
                                                                                -----------       -----------
           Net cash (used in) provided by
            operating activities                                                   (212,765)          814,340
                                                                                -----------       -----------
Cash flows from investing activities:
  Proceeds from sale of marketable securities                                     2,476,959         4,155,032
  Purchase of marketable securities                                              (4,628,519)       (5,222,076)
  Proceeds from sale of equipment                                                    -                 12,523
  Acquisition of business. net of cash acquired                                     184,829             -
  Proceeds from note receivable                                                     471,991           309,026
  Acquistion of note receivable                                                    (181,879)         (307,213)
  Equipment acquired                                                               (648,111)         (389,157)
                                                                                -----------       -----------
            Net cash used in investing activities                                (2,324,730)       (1,441,866)
                                                                                -----------       -----------
Cash flows from financing activities:
  Proceeds from exercise of stock options                                           405,863           208,125
  Stock option income tax benefit                                                   247,205            48,338
  Dividend payment                                                                 (215,523)            -
                                                                                -----------       -----------
             Net cash provided by financing activities                              437,545           256,463
                                                                                -----------       -----------
Net decrease in cash and cash equivalents                                        (2,099,950)         (371,063)

Cash and cash equivalents at beginning of year                                    3,301,112         1,989,902
                                                                                -----------       -----------
Cash and cash equivalents at end of period                                      $ 1,201,162       $ 1,618,839
                                                                                ===========       ===========



See accompanying notes to consolidated condensed financial statements.

                                   FDP CORP.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  MAY 31, 1996
                                  (Unaudited)


Note A

In the opinion of management of FDP Corp. (the "Company"), the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and the statement of cash flows in conformity with generally accepted accounting principles.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10K.

The results of operations for the six months ended May 31, 1996, are not necessarily indicative of the results for the full year.


Note B

The Board of Directors approved a annual cash dividend of $.06 per share, payable May 25, 1996 to shareholders of record on May 10,1996.


Note C

Net primary earnings per common share for the periods presented has been computed using the weighted average number of common and common equivalent shares (stock options) outstanding except in the periods where the effect is anti-dilutive. Fully-dilutive earnings per share is not materially different from primary earnings per share in the periods presented.


Note D

On December 28, 1995 the Company acquired Existential Systems Inc. (d/b/a System Innovations). The purchase price consisted of 50,000 shares of FDP Corp. common stock valued at $7.875 per share and an additional 50,000 shares will be issuable in the event that System Innovations achieves certain earnings levels. The transaction was accounted for as a purchase, and the results of operations for System Innovations are included in the statement of earnings from the acquisition date. Goodwill of $316,574 was recorded as a result of the transaction. System Innovations, a privately held company based in Littleton, Colorado, has been in business since 1984 and develops software applications for the life insurance industry.


Note E

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock - Based Compensation" ("SFAS No. 123"). SFAS No. 123 is effective for fiscal years beginning after December 15, 1995.

SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees".

Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date, or other measurement date, over the amount an employee must pay to acquire the stock.

Management has elected to continue to measure compensation cost using the APB Opinion No. 25 prescribed method and therefore believes that SFAS No. 123 will not have a material effect on the Company's consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Results of Operations
           and Financial Condition

                             Results of Operations

Revenues reflect the Company's ability to develop new computer software products, or enhance existing ones, then successfully market its software and related services. Several factors influence the Company's results of operations including advances in computer technology and changes in governmental regulations. The Company's business is not seasonal even though quarterly revenues and net earnings may vary. The variation is primarily due to uncertain timing of customers' decisions, over which the Company has little control, regarding the purchase of software systems and computer hardware.

On December 28, 1995 the Company acquired Existential Systems Inc. (d/b/a System Innovations). The purchase price consisted of 50,000 shares of FDP Corp. common stock and an additional 50,000 shares issuable in the event that Systems Innovations achieves certain earnings levels over the next few years. System Innovations, a privately held company based in Littleton, Colorado, has been in business since 1984 and develops software applications for the life insurance industry. System Innovations employs 28 people and generates approximately $3 million in annual revenue and is currently developing an advanced technology life insurance proposal system in partnership with six major insurance companies. The Company believes that the acquisition will provide the ability to leverage its technical and insurance industry expertise and the joint partnership with the six insurance companies provides opportunities for the cross-selling of the Company's products. Included in the financial statements is the activity related to the acquisition subsequent to December 28, 1995.




FINANCIAL RESULTS

For the quarter ended May 31, 1996, total revenue was $6,377,823 as compared to $4,874,231 for the same period for last year representing an increase of 31%. The Company reported net earnings for the second quarter of $538,172 or $.14 per share compared to net earnings of $346,201 or $.10 per share for the same period in 1995.

For the six month period ended May 31, 1996, total revenue was $12,278,114 as compared to $9,841,246 for the same period for last year representing an increase of 25%. The Company reported net earnings for the six month period of $999,880 or $.26 per share compared to net earnings of $742,304 or $.21 per share for the same period in 1995.

The Company reports its revenues by two categories, Software and Information Services.




SOFTWARE REVENUE               Three Months Ended      Six Months Ended
                               ------------------      ----------------
                               May 31,      May 31,   May 31,      May 31,
                                1996         1995      1996         1995
                                (000)        (000)     (000)        (000)
                               ------       ------    -------      ------
PENSION PARTNER                $  876       $  969    $ 1,920      $1,977
                               ------       ------    -------      ------
AGENCY PARTNER
Advanced Underwriting           1,144        1,185      2,224       2,257
Agency Database                   586          450      1,221         850
                               ------       ------    -------      ------
Subtotal                        1,730        1,635      3,445       3,107
                               ------       ------    -------      ------
SYSTEM INNOVATIONS                753         ----      1,358       -----
                               ------       ------    -------      ------
HOME OFFICE SYSTEMS
FDP/CLAS                        1,189        1,130      2,268       2,463
FDP/COMPASS                     1,024          389      1,698         752
                               ------       ------    -------      ------
Subtotal                        2,213        1,519      3,966       3,215
                               ------       ------    -------      ------
TOTAL SOFTWARE                 $5,572       $4,123    $10,689      $8,299
                               ------       ------    -------      ------




SOFTWARE REVENUE:

Total software related revenue which includes software licenses, maintenance, service revenue (time and materials) and other for the three months ended May 31, 1996 was $5,571,788 versus $4,122,725 for the same period in 1995 representing a 35% increase. For the six month period, total software related revenues were $10,689,337 compared to $8,298,810 for the same period last year representing an increase of 29%.

Software revenues for PENSION PARTNER for the quarter and six month periods decreased by 10% and 3%, respectively, as compared to last year. Higher maintenance related revenues were offset by lower product sales as customers delayed purchasing awaiting the release of the Pension Partner products of FDP/VISION.

Agency Partner, which consists of Advanced Underwriting and Agency Database, reported an increase in software revenue for the three and six month periods ended May 31, 1996 of 6% and 11%, respectively. Advanced Underwriting revenues were basically unchanged on a year to year comparison whereas revenues in Agency Database for the quarter and six month periods were up 30% and 44%, respectively. The increase in revenues in Agency Database related to sales of Contact Plus! (formerly Agency Database for Windows), the flagship product of FDP/VISION.

SYSTEM INNOVATIONS software revenues for the second quarter were $753,000. Most of the revenues were generated from the development of the advanced technology life insurance proposal system and enhancements and modifications to existing products.

Software related sales for FDP/CLAS for the three months ended May 31, 1996 were up 5% as compared to last year. For the six month period, revenues were down 8% as compared to last year as a result of a one time fee received in the first quarter of 1995 for the completion of a significant United Kingdom contract. Excluding this one time fee, FDP/CLAS revenues for the six month period were basically unchanged on a year to year basis.

Revenues for FDP/COMPASS for the quarter and six months periods ended May 31, 1996 were up 164% and 126%, respectively. The increase in revenues for the second quarter was the result of three new contracts executed this fiscal year for the installation of the product. After signing a new contract for the product in the United Kingdom in the first quarter, the Company signed two additional agreements in the second quarter to install the product in South Africa.







INFORMATION SERVICES REVENUE            Three Months           Six Months
                                        ------------           ----------
                                           Ended                 Ended
                                           -----                 -----
                                      May 31,  May 31,      May 31,  May 31,
                                       1996     1995         1996     1995
                                       (000)    (000)        (000)    (000)
                                       ----     ----        ------   ------
PENSION PARTNER                        $202     $235        $  390   $  459
                                       ----     ----        ------   ------
AGENCY PARTNER                           70       87           152      180
                                       ----     ----        ------   ------
FDP/CLAS                                534      430         1,047      903
                                       ----     ----        ------   ------
TOTAL INFORMATION SERVICES             $806     $752        $1,589   $1,542
                                       ----     ----        ------   ------


INFORMATION SERVICES REVENUE:

Total information services revenue for the quarter and six month periods ended May 31, 1996 increased by 7% and 3%, respectively. Higher information service revenues in FDP/CLAS were offset by decreases in PENSION PARTNER and AGENCY PARTNER revenues.

Information service revenue for FDP/CLAS for the three and six month periods was up 24% and 16%, respectively. The increase in FDP/CLAS was due to higher timesharing usage from the existing customer base. Information services revenue for PENSION PARTNER and AGENCY PARTNER for the quarter and six months ended May 31, 1996 decreased as customers that access the various software programs on a timesharing basis are purchasing the respective products for use on personal computers.



COSTS AND EXPENSES:

The Company's costs and expenses for the quarter and six month period ended May 31,1996 were $5,844,196 and $11,317,151 versus $4,669,135 and $9,216,898 for the same periods last year representing increases of 25% and 23%, respectively. About half of the increase for both periods relates to the acquisition of System Innovations with the remainder of the increase due to higher payroll related costs.

For the quarter ended May 31, 1996, costs related to product development, maintenance and enhancements for software increased by 41%, whereas costs for information services decreased by 39%. These changes reflect the trend of the shifting of the Company resources in the PENSION PARTNER and AGENCY PARTNER groups away from information services, a decreasing revenue base, to software product development, a growing revenue base. In addition, the increase in software related expenses was due to the acquisition of System Innovations.

Selling, general and administrative expenses for the quarter and six months ended May 31, 1996 were $992,209 and $2,000,373 compared to $895,670 and
$1,761,535 for the same periods last year representing an increases of 11% and 14%, respectively. Most of this increase for the two periods relates to System Innovations and higher selling related expenses.



INTEREST INCOME:

Interest earned primarily on the Company's portfolio of U.S. Treasury Bills and Notes for the quarter ended May 31, 1996 was $259,438 compared to $244,382 for the same period in 1995. The average interest earning rate for the second quarter of 1996 was 6.17% as compared to 5.79% for the same period last year. (See Financial Condition)



PROVISION FOR INCOME TAXES:

The Company's effective income tax rate was 32% and 22% for the quarters ended May 31, 1996 and May 31, 1995, respectively. The tax rate in 1995 reflects an adjustment to prior year income taxes.


- - ----------

                              Financial Condition

The Company continues to maintain a highly liquid and virtually debt free balance sheet. As of May 31, 1996 and November 30, 1995 cash and marketable securities were $16,162,896 and $16,111,286, representing 64% and 68% of total assets for the respective periods.

Other than planned purchases of equipment, no other significant capital expenditures are anticipated for the remainder of fiscal 1996. Management of the Company continues to believe that existing working capital and funds generated by operations will be sufficient to meet the Company's anticipated capital needs in connection with its present and proposed activities.

PART II.  OTHER INFORMATION

Item 1.  Legal

The Company is from time to time involved in routine litigation arising in the ordinary course of business. No litigation in which the Company is presently involved is material to its financial position or results of operations.


Item 4.   Submission of Matters to a Vote of Security Holders

The registrant held its Annual Meeting of Stockholders on April 22, 1996. At this meeting the following matters were approved: (1) election of nominees Cesar L. Alvarez, Michael C. Goldberg, Cindy Goldberg, Douglas Kennedy, Bruce
I. Nierenberg and Albert J. Schiff to serve on the Company's Board of Directors until the next annual stockholders' meeting, (2) the number of shares reserved for issuance under the Company's 1994 Employee Stock Option Plan was increased to 413,912 and (3) the reappointment of KPMG Peat Marwick LLP, independent certified public accountants, as auditors for the Company for the year ending November 30, 1996.


Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits - Exhibit 27 - Financial Data Schedule (for SEC use only)

     b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended May 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  July 10, 1996               FDP CORP.
- - ---------------------              ---------




                              By:  /s/ Michael C. Goldberg
                                   -------------------------------------

                                   Michael C. Goldberg
                                   Chairman of Board of Directors
                                   Chief Executive Officer and President
                                   (principal executive and financial
                                   officer)