Form 10-Q
period 1996-08-31
FDP CORP
filed 1996-10-09
CIK 722826

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 UNITED STATES

                                   FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934 For the period ended August 31, 1996

                                      or
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

                                                Yes     X    No
                                                   ---------    ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Common Stock, $.01 par value per share,
             3,633,051 shares outstanding as of September 30, 1996

                                   FDP CORP.

                               TABLE OF CONTENTS




                                                                                    Page Number
                                                                                    -----------

  PART I.         FINANCIAL INFORMATION
     Item 1.      Financial Statements

                  Consolidated Condensed Balance Sheets
                         August 31, 1996 and November 30, 1995                        3

                  Consolidated Condensed Statements of Earnings
                         Three and Nine Months Ended August 31, 1996 and 1995         4

                  Consolidated Condensed Statements of Cash Flows
                         Nine Months Ended August 31, 1996 and 1995                   5

                  Notes to Consolidated Condensed Financial Statements                6

     Item 2.      Management's Discussion and Analysis of Results
                         of Operations and Financial Condition                        8



  PART II.        OTHER INFORMATION

     Item 1.      Legal                                                              13

     Item 4.      Submission of Matters to a Vote of Security Holders                13

     Item 6.      Exhibits and Reports on Form 8-K                                   13

     Signatures                                                                      14



PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements
                                   FDP CORP.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                            August 31,        November 30,
                                                                              1996               1995
                                                                           (Unaudited)
                                                                           -----------       -----------
                                ASSETS
Current assets:
        Cash and cash equivalents                                          $ 1,923,794       $ 3,301,112
        Marketable securities                                                5,353,123         4,953,370
         Accounts receivable, less allowance for
          uncollectible accounts of $299,132 in
          1996 and $317,174 in 1995                                          5,343,711         3,747,309
        Notes receivable - current                                             494,864           675,436
        Prepaid expenses                                                       180,191           113,426
        Deferred income taxes                                                  116,937           230,351
        Costs and earnings in excess of billings on
                uncompleted contracts                                          399,333           124,364
        Other                                                                  257,610            64,428
                                                                           -----------       -----------
                Total current assets                                        14,069,563        13,209,796
 Property and equipment at cost, less acc-
         umulated depreciation of $3,787,778 in 1996
         and $3,755,975 in 1995                                              2,706,815         2,193,194

Other assets:
        Marketable securities                                                9,617,160         7,856,804
        Notes receivable - non-current                                         218,343           367,859
        Goodwill                                                               255,414              --
        Other                                                                   65,066            32,479
                                                                           -----------       -----------
Total assets                                                               $26,932,361       $23,660,132
                                                                           ===========       ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable and accrued liabilities                           $ 3,127,322       $ 2,781,700
        Income taxes payable                                                   294,076           223,465
        Billings in excess of costs and earnings on
                uncompleted contracts                                          733,362            49,550
                                                                           -----------       -----------
                Total current liabilities                                    4,154,760         3,054,715
Deferred income taxes                                                          246,871           543,612
                                                                           -----------       -----------
                Total liabilities                                            4,401,631         3,598,327
                                                                           -----------       -----------
Stockholders' equity:
        Preferred stock; $.01 par value.  Authorized
          10,000,000 shares; none issued
        Common stock; $.01 par value.  Authorized
          30,000,000 shares; shares issued and outstanding
          3,628,551 in 1996 and 3,467,701 in 1995                               36,286            34,677
        Paid-in capital                                                      8,912,749         7,811,270
        Retained earnings                                                   13,581,695        12,215,858
                                                                           -----------       -----------
                Total stockholders' equity                                  22,530,730        20,061,805
                                                                           -----------       -----------
Total liabilities and stockholders' equity                                 $26,932,361       $23,660,132
                                                                           ===========       ===========


   See accompanying notes to consolidated condensed financial statements.

                                    FDP CORP

                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                                  (Unaudited)


                                                         Three Months Ended                      Nine Months Ended
                                                              August 31,                              August 31,
                                                   -------------------------------       --------------------------------
                                                       1996                1995              1996                  1995
                                                   ------------       ------------       ------------        ------------
Revenues:
        Software                                   $  5,883,230       $  4,008,596       $ 16,572,567        $ 12,307,406
        Information services                            811,030            708,224          2,399,807           2,250,660
                                                   ------------       ------------       ------------        ------------
Total Revenues                                        6,694,260          4,716,820         18,972,374          14,558,066
                                                   ------------       ------------       ------------        ------------

Cost of sales and services:
         Product development, maintenance
                and enhancements:
                        Software                      4,646,052          3,045,697         13,094,471           9,247,251
                        Information services            304,427            451,102            945,850           1,440,995
         Telecommunications                             122,671            129,538            349,607             393,454
         Selling, general and administrative
                expenses                              1,048,330            869,016          3,048,703           2,630,551
                                                   ------------       ------------       ------------        ------------
Total cost of sales and services                      6,121,480          4,495,353         17,438,631          13,712,251
                                                   ------------       ------------       ------------        ------------

Operating profit                                        572,780            221,467          1,533,743             845,815

Interest income                                         276,426            250,125            786,794             719,530
Foreign currency loss and other                           2,529              2,115             (4,256)             (7,333)
                                                   ------------       ------------       ------------        ------------
Earnings before income taxes                            851,735            473,707          2,316,281           1,558,012

Provision for income taxes                              270,255            110,200            734,921             452,200
                                                   ------------       ------------       ------------        ------------

Net earnings                                       $    581,480       $    363,507       $  1,581,360        $  1,105,812
                                                   ============       ============       ============        ============


Earnings per common and
        common equivalent share:                   $        .15       $        .10       $        .42        $        .31
                                                   ============       ============       ============        ============

Weighted average number of
  shares used in per share
  calculations                                        3,872,747          3,578,033          3,808,974           3,581,609
                                                   ============       ============       ============        ============

See accompanying notes to consolidated condensed financial statements.

                                   FDP CORP.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                 Nine Months Ended
                                                                                    August 31,
                                                                           -----------------------------
                                                                               1996              1995
                                                                           -----------       -----------
Cash flows from operating activities:
  Net earnings                                                             $ 1,581,360       $ 1,105,812
                                                                           -----------       -----------

  Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization of property,
         equipment and intangibles                                             619,959           382,853
       Changes in assets and liabilities, net of effects
         from acquistion of business:
       Increase in accounts receivable, net                                 (1,141,848)         (306,799)
       Increase in prepaid expenses                                            (62,218)         (109,216)
       Increase in costs and earnings in excess
         of billings on uncompleted contracts                                 (274,969)         (198,140)
       Increase in other current assets                                       (193,182)          (82,417)
       (Decrease) increase in accounts payable
         and accrued liabilities                                              (352,610)           25,654
       Increase in billings in excess of
         costs and earnings on uncompleted contracts                           683,812            38,894
       Increase in income taxes payable                                         38,894             2,600
       Decrease in deferred income taxes                                      (203,327)          (53,967)
       Decrease in other assets                                                 30,565            21,650
                                                                           -----------       -----------
            Net adjustments                                                   (854,924)         (278,888)
                                                                           -----------       -----------
            Net cash provided by
              operating activities                                             726,436           826,924
                                                                           -----------       -----------

Cash flows from investing activities:
  Proceeds from sale of marketable securities                                2,468,410         4,681,262
  Purchase of marketable securities                                         (4,628,519)       (5,762,038)
  Proceeds from sale of equipment                                                 --              12,524
  Acquisition of business. net of cash acquired                                184,829              --
  Proceeds from note receivable                                                611,777           404,086
  Acquistion of note receivable                                               (281,689)         (851,161)
  Equipment acquired                                                          (952,382)         (561,554)
                                                                           -----------       -----------
              Net cash used in investing activities                         (2,597,574)       (2,076,882)
                                                                           -----------       -----------

Cash flows from financing activities:
  Proceeds from exercise of stock options                                      436,488           229,375
  Stock option income tax benefit                                              272,855            53,967
  Dividend payment                                                            (215,523)             --
                                                                           -----------       -----------
              Net cash provided by financing activities                        493,820           283,342
                                                                           -----------       -----------

Net decrease in cash and cash equivalents                                   (1,377,318)         (966,616)

Cash and cash equivalents at beginning of year                               3,301,112         1,989,902
                                                                           -----------       -----------

Cash and cash equivalents at end of period                                 $ 1,923,794       $ 1,023,286
                                                                           ===========       ===========

See accompanying notes to consolidated condensed financial statements.

                                   FDP CORP.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                AUGUST 31, 1996
                                  (Unaudited)


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

The results of operations for the nine months ended August 31, 1996, are not necessarily indicative of the results for the full year.


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


Note D

On December 28, 1995 the Company acquired Existential Systems Inc. (d/b/a System Innovations). The purchase price consisted of 50,000 shares of FDP Corp. common stock valued at $7.875 per share and an additional 50,000 shares will be issuable in the event that System Innovations achieves certain earnings levels. The transaction was accounted for as a purchase, and the results of operations for System Innovations are included in the statement of earnings from the acquisition date. Goodwill of $306,496 was recorded as a result of the transaction. System Innovations, a privately held company based in Littleton, Colorado, has been in business since 1984 and develops software applications for the life insurance industry.


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


FINANCIAL RESULTS

For the quarter ended August 31, 1996, revenues reached a record high increasing 42% to $6,694,260 as compared to $4,716,820 for the same period last year. Operating profit for the third quarter was up 159% to $572,780 as compared to $221,467 for the prior year. Net earnings for the third quarter increased 60% to $581,480 or $.15 per share versus $363,507 or $.10 per share a year ago.

For the nine month period ended August 31, 1996, total revenues also reached a record high increasing 30% to $18,972,374 as compared to $14,558,066 for the same period last year. Operating profit for the nine month period increased 81% to $1,533,743 as compared to $845,815 for the prior year. Net earnings for the nine months increased by 43% to $1,581,360 or $.42 per share, up from $1,105,812 or $.31 per share for last year.

The Company reports its revenues by two categories, Software and Information Services.




SOFTWARE REVENUE                       Three Months Ended                Nine Months Ended
                                 August 31,          August 31,       August 31,      August 31,
                                    1996                1995            1996            1995
                                    (000)               (000)           (000)           (000)

------------------------------------------------------------------------------------------------
PENSION PARTNER                   $   937          $   934          $ 2,857          $ 2,911
------------------------------------------------------------------------------------------------

 AGENCY PARTNER
   Advanced Underwriting            1,081            1,069            3,304            3,326
   Agency Database                    749              490            1,970            1,339
------------------------------------------------------------------------------------------------
   Subtotal                         1,830            1,559            5,274            4,665
------------------------------------------------------------------------------------------------
SYSTEM INNOVATIONS                    805             --              2,164             --
------------------------------------------------------------------------------------------------

HOME OFFICE SYSTEMS
   FDP/CLAS                           994            1,160            3,262            3,623
   FDP/COMPASS                      1,317              356            3,016            1,108
------------------------------------------------------------------------------------------------
   Subtotal                         2,311            1,516            6,278            4,731
------------------------------------------------------------------------------------------------
TOTAL SOFTWARE                    $ 5,883          $ 4,009          $16,573          $12,307
------------------------------------------------------------------------------------------------


SOFTWARE REVENUE:

Total software related revenue which includes software licenses, maintenance, service revenue (time and materials) and other for the three and nine months ended August 31,1996 increased by 47% and 35%, respectively. The increase for the quarter and nine month periods was principally due to higher revenues in FDP/COMPASS and AGENCY PARTNER as well as revenues earned relating to the first quarter acquisition of System Innovations.

Revenues for FDP/COMPASS, the Company's client/server software for pension/annuity administration, was up 270% for the quarter. Two new international contracts for installation of the product were executed in the quarter representing approximately two and a half million dollars in new revenue continuing into next fiscal year. For the current fiscal year, five new international contracts have been executed for FDP/COMPASS spanning South Africa, the United Kingdom and Australia and representing approximately eight million dollars in total revenue continuing through fiscal 1997. Revenues in AGENCY PARTNER for the quarter were up 17% principally due to a 53% revenue increase in the Agency Database division. Agency Database revenues increased as a result of sales of Contact Partner, (formerly known as Agency Database), the Company's comprehensive client management system designed for the insurance or financial planning professional. Since its introduction, Contact Partner, the flagship product of FDP/VISION, has been sold to 16 insurance company home offices for use by their agents. The remainder of the software revenue increase relates to System Innovations which reported revenues for the quarter of $805,000 and contributed 42% of the overall software revenue increase for the Company.

PENSION PARTNER revenues for the quarter were basically unchanged as compared to last year as higher maintenance revenue was offset by lower sales of software licenses. Software license fee revenue has decreased as customers have delayed purchasing awaiting the release of the Pension Partner products under FDP/VISION. Software revenues for FDP/CLAS for the quarter were down 14% as a result of a one-time cost adjustment on a specific project.



                                         Three Months                     Nine Months
INFORMATION SERVICES REVENUE                Ended                            Ended
                                            -----                            -----
                                   August 31,      August 31,      August 31,        August 31,
                                     1996            1995             1996             1995
                                     (000)           (000)            (000)            (000)
------------------------------------------------------------------------------------------------
PENSION PARTNER                     $ 183            $ 213           $  573           $  672
------------------------------------------------------------------------------------------------
AGENCY PARTNER                         51               72              203              252
------------------------------------------------------------------------------------------------
FDP/CLAS                              577              423            1,624            1,327
------------------------------------------------------------------------------------------------

TOTAL INFORMATION SERVICES          $ 811            $ 708           $2,400           $2,251
------------------------------------------------------------------------------------------------


INFORMATION SERVICES REVENUE:

Total information services revenue for the quarter was up 15% as compared to last year. Higher information service revenues in FDP/CLAS, up 36% was offset by decreases in PENSION PARTNER and AGENCY PARTNER of 14% and 30%, respectively. Information service revenue increased in FDP/CLAS due to higher timesharing usage of the system. Whereas, information services revenue in the PENSION PARTNER and AGENCY PARTNER continue to decline as customers that access the various programs on a timesharing basis are purchasing the respective products for use on personal computers.

COSTS AND EXPENSES:

The Company's total cost and sales and services for the quarter and nine month periods ending August 31,1996 were $6,121,480 and $17,438,631 compared to $4,495,353 and $13,712,251 for the same periods last year representing increases of 36% and 27%, respectively. Approximately half of the increase for both periods relates to the acquisition of System Innovations with the remainder of the increase principally due to higher payroll related expenses.

For the quarter ending August 31,1996, costs related to product development, maintenance and enhancements for software increased by 53%, whereas costs for information services decreased by 33%. These changes reflect the trend of the shifting of the Company resources in the PENSION PARTNER and AGENCY PARTNER groups away from information services, a decreasing revenue base, to software product development, a growing revenue base. In addition, the increase in software related expenses for product development, maintenance and enhancements was due to the acquisition of System Innovations.

Selling, general and administrative expenses for the quarter and nine months ended August 31, 1996 were $1,048,330 and $3,048,703 compared to $869,016 and
$2,630,551 for the same periods last year representing increases of 21% and 16%, respectively. Most of this increase for the two periods relates to higher payroll and selling related expenses and System Innovations.



INTEREST INCOME:

Interest earned primarily on the Company's portfolio of U.S. Treasury Bills and Notes for the quarter ended August 31, 1996 was $276,426 compared to $250,125 for the same period in 1995. The average interest earning rate for the third quarter of 1996 was 5.97% as compared to 5.83% for the same period last year. (See Financial Condition)



PROVISION FOR INCOME TAXES:

The Company's effective income tax rate was 32% and 23% for the quarters ended August 31, 1996 and 1995, respectively. The tax rate in 1995 reflects an adjustment to prior year income taxes.

                              Financial Condition

The Company continues to maintain a highly liquid and virtually debt free balance sheet. As of August 31, 1996 and November 30, 1995 cash and marketable securities were $16,894,077 and $16,111,286, representing 63% and 68% of total assets for the respective periods.

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


Item 6.  Exhibits and Reports on Form 8-K

                a)  Exhibits -
                          27 - Financial Data Schedule (for SEC use only).

                b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended August 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  October 7,  1996                               FDP CORP.




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