Form 10-K
period 1996-11-30
FDP CORP
filed 1997-02-28
CIK 722826

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended November 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____ to _____ .

                       Commission     file number :0-11770 FDP CORP.
             (Exact name of registrant as specified in its charter)

           Florida                               59-138243
 (State or other jurisdiction                 (I.R.S. Employer
              of                            Identification No.)
       incorporation or
        organization)

   2140 South Dixie Highway                        33133
        Miami, Florida                           (Zip Code)
    (Address of principal
      executive offices)

Registrant's telephone number, including area code:  (305) 858-8200

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
                      ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of voting Common Stock held by non- affiliates (based upon the closing price as reported by the National Association of Securities Dealers) on January 31, 1997 was approximately $16,094,000.

As of January 31, 1997, there were 5,534,832 shares of Common Stock, par value $.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders, scheduled to be held on April 15, 1997, are incorporated by reference in Part III hereof.

                                     PART I
ITEM 1.  BUSINESS


GENERAL

FDP Corp., a Florida corporation ("FDP" or the "Company"), has been engaged in the development, marketing and support of computer applications software to meet the needs of the life insurance and employee benefit industry since 1968. The Company is owned 55.8% by an individual shareholder who has voting control. The software is available for operation on standalone mainframe, mini-and/or microcomputers and/or may be accessed on a timeshare basis. In the Pension Partner division, software products are developed for use by actuaries, life insurance agents, life insurance companies, third party administrators, employee benefit plan consultants, lawyers, bankers, accountants and others to promote sales of, and assist in the administration of, defined benefit, defined contribution and cafeteria plans by providing clients with an analysis of tax benefits and funding assumptions. Products in the Company's Agency Partner division are used by life insurance agents in demonstrating to their clients interest-sensitive and other life insurance policies and to market and manage their prospects and clients. In the Home Office Systems division, software systems are developed for use by life insurance company home offices and other financial institutions in handling the unique administration and processing requirements of life insurance, pension and annuity products.

Life insurance products are based on intricate mathematical calculations and are sensitive to a wide variety of constantly changing factors, including fluctuations in interest rates, the availability and desirability of other investment vehicles and changes in governmental regulations and tax laws. The Company's software systems, which are enhanced and updated to reflect changes in the economic and regulatory environment, facilitate the efforts by insurance companies to keep existing products current and to develop new products in response to these changes.

Because the design, marketing and administration of life insurance products and pension and other employee benefit plans is complex, customer support personnel for such software systems must possess actuarial skills, computer programming ability and familiarity with the product. The Company has developed a customer support organization by hiring actuaries and mathematicians and providing them with training in computer programming, employee benefits and life insurance products. The Company services its client base by maintaining a "hot-line" to provide technical support and consultation.

The Company provides limited consulting services with respect to the application of its products to technically enhance systems. In addition to generating revenue and satisfying customer needs, these consulting services have, in the past, contributed to decisions by the Company to enhance existing products and develop entirely new products. The Company expects to continue its policy of providing such consulting services.

The revenues from sales of software systems in the Home Office Systems division are usually derived from large contracts. Due to normal delays and factors associated with the size of these contracts, the effect of these revenues on a fiscal quarter or fiscal year can be variable due to changes in estimates. (See
Item 7 -Management's Discussion and Analysis of Financial Condition and Results of Operations.)

ACQUISITION

On December 28, 1995 the Company acquired Existential Systems Inc. (d/b/a System Innovations). The purchase price consisted of 75,000 shares of the Company's common stock $.01 par value ("Common stock") valued at $5.25 per share. The transaction was accounted for as a purchase, and the results of operations for System Innovations are included in the statement of earnings from the acquisition date. Goodwill of $313,000 was recorded as a result of the transaction. System Innovations, a privately held company based in Littleton, Colorado, has been in business since 1984 and develops software applications for the life insurance industry. An additional 75,000 shares of the Company's common stock will be issuable in the event that System Innovations achieves certain earnings for fiscal years ending November 30, 1998 and 1999. These shares would be paid in two equal installments of 37,500 shares on the third and fourth anniversary dates of the acquisition.

In connection with the acquisition, the Company entered into a five-year employment agreement with Michael Bain, the sole shareholder of System Innovations, providing for an annual base salary of $210,000.


STRATEGY

FDP/VISION represents the Company's strategy to offer a total solution for the marketing and administration needs of the life insurance, financial institution and employee benefits industries. The total solution will completely integrate the respective product lines of Agency Partner and Pension Partner. It will also incorporate the Company's Home Office Systems, providing a common interface under a Windows(R) environment.

Over the years, insurance agents, employee benefit professionals and insurance company home offices have been buying various application packages to support their marketing and administration needs. Each application has its own data storage and user interface, causing data to be entered and stored independently. This nonintegrated environment of multiple applications and multiple databases results in added expense through duplication of training, duplication of resources and lost productivity.

   FDP/VISION addresses these issues. At the core of FDP/VISION solution lies a relational database which enables all systems used within FDP/VISION to access and share the same information. Using the knowledge gained from 28 years of experience, the Company has created a database model that addresses all the data storage needs of life insurance agents, home offices and employee benefits professionals. The ability to share data eliminates repetitive data entry, reduces the risk of error, and provides easy access to data. Another part of the FDP/VISION solution is a common user interface. FDP not only coordinates the look and feel of all its applications but also follows the standard interface elements of Microsoft Windows. The consistency with these familiar elements reduces the learning curve required for the user learning the systems developed under FDP/VISION. The FDP/VISION design is also based upon object modeling allowing the various systems to make use of reusable business objects. These objects have been designed to comply with emerging standards such as OLE for Life Insurance and Microsoft OLE. The use of Microsoft tools in the development of the products under FDP/VISION will allow FDP to leverage the wide acceptance of Microsoft Windows as a standard in the life insurance and employee benefits industries.

FDP/VISION products work in conjunction with other popular Windows-based applications such as spreadsheet programs and report generators.

The flexibility and functionality of the system design is making FDP/VISION a standard in the industry. The Company's commitment to this system design and development strategy has been validated by the insurance industry as evidenced by the increasing sales of the products released under FDP/VISION, multiple sales of VISION products to the same customers and the growing list of customers interested in purchasing the additional applications as soon as they are released. The Company continues to dedicate resources to advancement of FDP/VISION in an effort to gain market share over competitors. FDP's success is also built upon the existing satisfied customer base, innovation, company stability, strong tradition of quality products and high levels of customer service.


PRODUCTS

The Company's software systems have been designed to permit ease of use and adaptability to individual customer requirements. Most of the systems have a modular structure that facilitates the application of updates and enhancements and are based on a parameter-driven design so that key variables are not embedded in the individual programs. Rather, these variables or parameters are stored in central files which permit easy access without modifying the basic program modules.


PENSION PARTNER

The Company's Pension Partner systems are designed to compute and illustrate interactively various pension and employee benefit plans based upon assumed financial and tax parameters governed by considerable Federal tax regulation, economic conditions, actuarial concepts, and certain standard business factors in the industry. These systems are used to assist self-employed people and owners of small businesses to maximize the use of existing tax law to shelter income and provide significant tax free death benefits to their survivors through pension and employee benefit plans.

At the core of Pension Partner is the FDP/PEN Proposal and Administration software for PCs. Patterned after its predecessor FDP/2000, which was available on a timesharing basis or on standalone minicomputers, FDP/PEN was originally developed in a DOS environment for IBM-compatible PCs. Resources have now shifted to reengineer FDP/PEN for the Windows environment, and the first production release of the FDP/PEN proposal and Administration system will be offered in 1997. The gradual migration from the FDP/2000 system to FDP/PEN continues, with all new sales attributable to the current PC DOS version and the anticipated PC Windows version. The Pension Partner systems are utilized by thousands of companies and agents throughout the nation, as well as consultants and other users. These systems include:


      - FDP/PEN              Complete proposal and administration system for
                             all types of qualified plans, including Defined
                             Benefit, Target Benefit, Money Purchase, Profit
                             Sharing, 401(K), ESOP and Keogh Plans.

      - Easy Laser 5500      microcomputer software that automates the
        for Windows          completion of laser-printed IRS 5500 forms and
                             related schedules. Also available in a DOS version.

      - Easy Laser 5300      microcomputer software that automates the
        for Windows          completion of laser-printed IRS 5300 forms and
                             related schedules. Also available in a DOS version.

      - Easy Forms 1099      microcomputer software that automates the
        for Windows          preparation of 1099R's and related forms.  Also
                             available in a DOS version.

      - PDQ/PRO              IRS-approved automated pension document
        for Windows          generation systems for Master or Regional Prototype
        and PDQ/VIP          plans and Volume Submitter Individualized Plans.

      - Pension Manager      a product designed to control and coordinate
                             pension office work flow.

      - FDP/PTA              a pension trust accounting database and asset
                             reconciliation system.

      - FDP/Distpack         mini-, microcomputer or timeshare accessed
                             software that illustrates the amount of excise taxes payable on excess distributions and excess accumulations.

      - FDP/125              enrollment and administration software for
                             Section 125 cafeteria plans.

      - FDP/A4               nondiscrimination testing system for 401(k) plans.

      - FDP/Daily            daily processing of participants records and
                             plan administration for 401(k) plans.

      - FDP/VOICE            voice response system that works in conjunction
                             with FDP/Daily.

AGENCY PARTNER

FDP's Agency Partner division is responsible for developing integrated software applications to support the needs of today's life insurance companies. These Windows(R)-based systems assist in increasing sales, enhancing marketing, servicing clients and managing day-to-day business functions for life insurance professionals. The products in the Agency Partner division performing these integrated operations are Contact Partner(TM), FDP/XL and FINPACK.

Contact Partner is a complete sales, marketing and client management database incorporated into one system. Contact Partner includes all of the functions required for an agent to perform automatic client/prospect tracking, in-force policy servicing, investment tracking, time management, report management, targeted marketing, report generation and letter writing. The system also includes an exclusive Custom Screen Generator and a data conversion feature, making it one of the most flexible and comprehensive systems on the market.

FDP/XL, a sales illustration system, provides a broad range of capabilities to present the benefits of life insurance policies, while implementing all National Association of Insurance Commissioner requirements. The product also illustrates a diverse range of plan strategies including Ledgers, Executive Bonus, Group Carve-Out, Split Dollar and Deferred Compensation. FDP/XL provides full customization, enabling users to create columns and formats which can be saved for use in any illustration. With open-ended architecture, FDP/XL can quickly accommodate changes in the life insurance industry.

FINPACK, a comprehensive financial planning system, allows agents to analyze a client's financial profile through family needs analysis, estate tax planning and other financial tools. The system permits users to output comprehensive reports, graphs, presentations and charts with superior graphics. This easy-to-use system provides additional features, such as new a Tips Wizard & On-line Help and a Conceptual Support Library, all designed to assist the user in providing the right answers, while conveying them in a clear and professional manner.


All of FDP's Agency Partner products are being continuously enhanced and developed utilizing the latest technology available in the market. While FDP continues to focus on enhancing its new Windows-based Agency Partner products, the Company remains committed to maintaining and supporting its original DOS-based versions of these products.

HOME OFFICE

The Home Office Systems division is responsible for the development of large systems for use by life insurance home offices and financial institutions in handling the unique administration and processing requirements of life, pension and annuity products.

The systems provided by the FDP Home Office division are:
    - FDP/CLAS, Comprehensive Life Administration System, supports universal life and universal variable life as well as traditional life products in the individual, group, COLI (Corporately Owned Life Insurance) and annuity marketplaces.

    - FDP/COMPASS, COMPrehensive Annuity Support System, provides for administration of group and individual pension/annuity products (both qualified and non-qualified), including participant record-keeping and plan administration for corporate defined contribution arrangements such as 401(k) plans.

FDP/CLAS and FDP/COMPASS support administration requirements for various insurance company products with a full range of automated financial functions These include complete accounting for all transactions and comprehensive management information and report generation facilities. The functionality contained within these systems allows FDP to provide the administration and service capabilities required to operate an entire home office.

Utilizing a relational database design along with a Graphical User Interface
(GUI) front-end, FDP/CLAS and FDP/COMPASS now operate in a client/server environment and provide a state-of-the-art technical architecture, allowing for flexibility and ease of use. Capable of running on hardware ranging from inexpensive workstations to minicomputers with the power of a mainframe, the UNIX-based FDP/CLAS and FDP/COMPASS systems can be quickly installed and easily maintained on a standalone basis at the client's site. FDP/CLAS is also available for those companies that prefer to handle their administrative needs by outsourcing.


SOFTWARE DEVELOPMENT AGREEMENT (ISP ILLUSTRATION SYSTEM)

With the acquisition of System Innovations the Company became party to the ISP Illustration System Software Development Agreement. This agreement represents a joint development effort between the Company, System Innovations and six insurance companies to develop an "advanced marketing illustration system". Upon completion of the joint development effort, the Company will have title to the "advanced marketing illustration system" with full rights to reproduce, publish, sell or distribute. In exchange for these rights, the Company has agreed to pay a royalty to the six insurance companies on license fees earned for new sales of the "advanced marketing illustration system".


COMPUTER INFORMATION SYSTEMS

The Company provides timesharing services on its in-house Hewlett- Packard 3000 computer systems. The demand for the Company's timesharing services in the Pension Partner and Agency Partner divisions continues to decline as their various software programs are now more frequently requested for standalone personal computers. By contrast, revenue related to timeshare access for FDP/CLAS system has increased over the last few years due to higher usage of the system. In fiscal 1997 the Company expects timesharing revenues related to FDP/CLAS to decrease as two major customers of the system plan to take their systems in-house. The data processing center of the Company operates multiple computers, approximately two-thirds of which are for in-house software development. The Company believes its computers and communication lines are sufficient for its processing needs.

OTHER

The Company is a Microsoft Solutions Provider Partner, Value Added Reseller for Hewlett-Packard and Oracle and an Authorized Applications Specialist in the IBM Business Partner Program.


CUSTOMERS

The clients of the Company include thousands of life insurance agents, numerous insurance companies, many consulting firms specializing in pension and employee benefits, and several nationally recognized accounting firms, law firms and banks.

The Company's major customers include The Prudential, Metropolitan Life, New York Life, John Hancock Mutual Life, Massachusetts Mutual, American International Group, New England Mutual, Mutual Life Insurance Company of New York (MONY), Connecticut Mutual, Continental Assurance (CNA), General American Life, Guardian Life, National Life of Vermont, Minnesota Mutual, Home Life, American United Life, Union Central, U.S. Life, Indianapolis Life, Great-West Life, Safeco Life, American Life, ITT/Hartford Life, National Mutual Life Association of Australia Ltd., VVAA, Principal Mutual Life Insurance Company, The Travelers Insurance Company, London & Manchester Assurance Company Ltd., Liberty Life, Alexander Forbes, Investec Management Services, Empire Life Insurance Company, Fidelity Investments Life Insurance Company, and Dejardins-Laurentian Life Group.


REVENUE RECOGNITION AND RELATED MATTERS

The Company's business has not historically been of the nature that results in a backlog of unfilled firm customer orders although some contracts may take several years for completion. Large contracts for the sale and installation of software are billed as phases of the contracts are substantially complete. Sales of software licenses are billed upon shipment of the products to the customer. The Company bills its customers for timesharing services on a monthly basis. Timesharing agreements continue for indefinite terms and are terminable by the customer at any time. Equipment sales are billed upon shipment. The backlog of software sales was insignificant at November 30, 1996.

On sales where significant enhancements are required, the Company recognizes revenue on the percentage of completion method based upon the labor hours incurred to date to total estimated labor hours. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Amounts received or billed in excess of revenues recognized to date are classified as "billings in excess of costs and earnings on uncompleted contracts", whereas, revenues recognized in excess of amounts billed are classified as "costs and earnings in excess of billings on uncompleted contracts". Revenue from separately priced extended software maintenance arrangements is deferred and recognized in income on a straight line basis over the contract period.

   International revenues provided by export sales were $6,307,000 or 24%, $3,403,000 or 18% and $2,599,000 or 14% of consolidated revenues for the years ended November 30, 1996, 1995 and 1994, respectively, and were primarily from customers in South Africa, United Kingdom, Australia, Netherlands and Canada.


MARKETING AND CUSTOMER SUPPORT

The Company's marketing philosophy is to provide potential and existing customers with solutions to specific needs or problems. This approach requires a high level of customer support and assistance and is one of the most important factors in maintaining existing clients and increasing its client base. The Company attributes much of its present client base to referrals from existing clients. The Company also participates at industry trade shows and is active in industry organizations.

A joint marketing effort was initiated in 1989 between the Company and Pension Publications of Denver (PPD), a firm specializing in the preparation of employee benefit documents. Using PPD documents, FDP developed two automated pension document operation systems, Plan Documents Quickly (PDQ/PRO) and Volume Submitter Individualized Plan (PDQ/VIP). The Company and PPD have agreed to compensate one another for sales of their respective products. In addition, in 1994, the Company added voice response capabilities to its Daily Valuation 401(k) system. This feature has allowed data links to many fund vendors. These joint relationships allow FDP to enhance its service available to the 401K market. FDP's acceptance as a Microsoft Solutions Provider Partner provides the Company with the technical knowledge and marketing support to build upon the wide acceptance of Microsoft Windows in the life insurance and employee benefit industries.

The Company has developed a customer support organization by hiring actuaries and mathematicians and providing them with training in computer programming, employee benefits and life insurance products. Most of the Company's officers function as software consultants providing technical advice with regard to the Company's software systems.

Users of the software are trained by the Company's staff concerning the use of a system and are provided with documentation including reference manuals. The Company maintains a staff which is available over a toll-free WATS telephone line to support its clients. In addition, the Company sponsors periodic training sessions and seminars to update and train users on new features of a system.


WARRANTIES AND RETURNS

The Company generally does not offer express warranties and limits implied warranties in its timesharing and software licensing agreements. The standard agreement for licensing the Company's systems under base fee arrangements contains provisions purporting to limit warranty liability to the correction of any deviation of a system from its specifications. The Company has not incurred any significant warranty expense to date. The amount of sales returns of hardware and software has been immaterial in the fiscal years ended November 30, 1996, 1995 and 1994.

PRODUCT DEVELOPMENT AND ENHANCEMENT

The computer software industry is characterized by continual technological change, requiring a high level of expenditures for the development and improvement of computer software products. To date, the Company has adapted to such changes by developing substantial functional enhancements to its products that are provided to users of the system without additional charge. The Company anticipates that it will continue to provide such enhancements for timesharing users. A substantial amount of the Company's cost of services is associated with the maintenance, enhancement and development of existing and new products, as well as customer service. Research and development expenses charged to cost of sales and services were approximately $5.8 million, $3.8 million, and $3.2 million during fiscal years 1996, 1995 and 1994, respectively.

In 1996, the Company's development efforts centered around the development of the suite of products under FDP/VISION. In Pension Partner the Company's successfully delivered the Windows version of PDQ/PRO. The delivery of PDQ/PRO in Windows underscored the Company's commitment to Microsoft, as the Windows version of PDQ/PRO incorporates Microsoft's Word for Windows software. The Company responded rapidly to the recent Pension Simplification legislation, providing timely updates to the FDP/PEN DOS software, as well as incorporating the new legislation into the development of FDP/PEN for Windows. In addition, the Company successfully released an Alpha version of the FDP/PEN Proposal System for Windows, which was previewed by existing customers and prospects and received positive ratings.

The Agency Partner division continued to expand its user base as Contact Partner and FINPACK both released 2.0 versions of their systems providing significant upgrades and new features. In addition, FDP/XL implemented enhancements to its system, including NAIC Compliant Reports. All three products within the division are opening new doors for FDP as they are developed in foreign languages. The division also experienced successful implementation and integration with the Company's Home Offices System products, becoming one of the first companies in the industry to have a field release utilizing OLE for Life Insurance, an industry- specific software development standard. In addition, for Contact Partner, the Company added an Investment Tracking Module and now provides the capabilities to download mutual fund information through DST .

In the Home Office System division, the Company expanded its customer base internationally and domestically as significant functionality and product capabilities were added to the systems including a new graphical user interface for the FDP/COMPASS international system. In addition, the Company's new US version of FDP/COMPASS went into production for a major domestic insurance company.

System Innovations continued development of a life insurance proposal 32 bit system that will take full advantage of the capabilities of Windows (TM) 95 and Windows NT.

The Company believes that its future success will depend on its ability to improve existing software products and develop or acquire additional software products. There can be no assurance that such developments will occur or that such acquisitions will be made.

COMPETITION

The Company believes that its major competition is the in-house data processing capability of life insurance companies. In addition, other independent software producers compete in certain market segments served by the Company. The Company believes that its products compete favorably with the competition, although it may be at a competitive disadvantage against companies with greater financial, technological, marketing, service and support resources.

The Company believes that the most important considerations for potential purchasers of systems software packages are product capability, customer support and service, integration of the product line, continuity of product enhancement, ease of installation and use, documentation and training, the experience and financial stability of the vendor and to a lesser extent, price. By virtue of its 28 years of experience in developing software for use by the life insurance industry, the Company believes that it has the ability to compete successfully with the data processing systems of life insurance companies and other independent software producers. The Company considers that its competitive position is in part dependent upon its ability to continue to develop software applications in response to the changing conditions of the employee benefit, life insurance and financial planning markets.


PRODUCT PROTECTION

The Company does not sell or transfer title to its products to customers. The products are licensed on a "right to use" basis pursuant to license agreements. Each license is nontransferable and restricts use of the products to the customer's internal purposes at one or more designated computer sites.

The Company regards its software as proprietary and relies for protection upon trade secret laws and internal nondisclosure safeguards as well as restrictions on disclosure and transferability incorporated in its software license agreements. Despite these restrictions, it may be possible for competitors or users to copy aspects of the Company's products or to obtain information which the Company regards as its trade secrets. Computer software generally cannot be patented, and existing copyright laws afford only limited protection. The Company believes that the rapid pace of technological change in the computer industry makes patent or copyright protection of less significance than such factors as the knowledge and experience of management and other personnel and the Company's ability to develop, enhance, market and acquire new systems and services.

EMPLOYEES

The Company seeks to employ and retain highly skilled personnel who possess actuarial, marketing and computer programming skills. The Company employs approximately 290 employees, most of whom are employed at the Company's home office and none of whom are members of a union. The Company has experienced a low turn-over rate and believes that its relations with its employees are excellent.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth, as of February 26, 1997, the names and ages of the Company's Executive Officers, together with all positions and offices held with the Company by such Executive Officers. Officers are appointed annually by the Board of Directors and serve at the discretion of the Board.

NAME                           AGE         TITLE
Michael C. Goldberg             59         Chairman of the Board, President and
                                           Chief Executive Officer
Douglas Kennedy                 50         Executive Vice President
Cindy Goldberg                  49         Secretary and Treasurer
Richard B. Fleischman           45         Vice President
Christine Stroud                42         Vice President
Edward Pick                     46         Vice President
Beverly Price                   45         Vice President
Kathleen Muro                   45         Vice President


Michael C. Goldberg, founder of the Company, has been the Chairman, Chief Executive Officer and President of the Company since its formation in 1968. He is an Associate of the Society of Actuaries and a member of the American Academy of Actuaries.

Douglas Kennedy became the Executive Vice President and a director of the Company in January 1986. Mr. Kennedy joined the Company in 1977, and prior to January 1986 served as a Vice President. He is responsible for the electronic data processing systems of the Company and the development of various present and proposed products. He is a member of the American Academy of Actuaries, an Enrolled Actuary and an Associate of the Society of Actuaries.

Cindy Goldberg has been a director and the Secretary and Treasurer of the Company since 1968 and served as its Vice President- Administration from its formation until 1982. Cindy Goldberg is the wife of Michael C. Goldberg.

Richard B. Fleischman originally joined the Company in May 1981 as a consulting actuary, heading the group pension area. In 1985, Mr. Fleischman became a corporate Vice President. He is a member of the American Academy of Actuaries, an Enrolled Actuary, and a Fellow of the Society of Actuaries.

Chris Stroud joined the Company in June 1978 as an actuarial trainee and in 1983 moved to the marketing area. Ms. Stroud became a corporate Vice President in 1990. She is a member of the American Academy of Actuaries and the American Society of Pension Actuaries and is an Enrolled Actuary.

Edward Pick joined the Company in April 1978 as a programmer in the Pension Partner Systems department and became a corporate Vice President in January 1992. He is responsible for the development of employee benefit related software products for the Company.

Beverly Price joined the Company in December 1979 as a programmer in the Agency Partner Systems department. She became head of this department in January 1986 and became a corporate Vice President in January 1992.

Kathleen Muro joined the Company in June 1981 as a programmer in the life administration area. Ms. Muro became head of the FDP/CLAS department in 1988 and a corporate Vice President in January 1992.


ITEM 2.  PROPERTIES

The Company currently rents approximately 36,000 square feet of office space, which constitutes the Company's headquarters, in Miami, Florida, from a partnership, of which its principal shareholder is the general partner (the "Partnership"). This location is rented pursuant to a 5-year lease effective December 1, 1994 which provides for annual base rental of approximately $770,000 with annual increases based on the consumer price index plus taxes, insurance and certain operating expenses. On July 1, 1995, the Company executed a rider to the current lease for an additional 9,200 square feet of office space located in Miami, Florida, in close proximity to the Company's headquarters. The additional office space is rented for an annual base rental of approximately $200,000. The Company has the option to renew this lease for another 5 years under the same terms and conditions.

The Company also rents office space at two other locations: 1) 10,000 square feet of office space in Natick, Massachusetts for an annual rent of approximately $185,000 under a sublease expiring on April 30, 1999 and 2) 9,200 square feet of office space in Littleton, Colorado for an annual rent of approximately $110,000 under a lease expiring on August 31, 2002.


ITEM 3.  LEGAL PROCEEDINGS

The Company is from time to time involved in routine litigation arising in the ordinary course of business. No litigation in which the Company is presently involved is material to its financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

Subsequent to the end of such fiscal year, Mr. Michael C. Goldberg, the record and beneficial owner of approximately 55.8% of the outstanding shares of Common Stock, voted all such shares pursuant to a written consent in favor of the increase in the number of shares of Common Stock reserved for issuance pursuant to the 1994 Employee Stock Option Plan, which vote was sufficient to approve the increase. For further information, see the Company's Information Statement filed with the Securities Exchange Commission on December 12, 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

    The Company's Common Stock trades on The Nasdaq National Market under the symbol FDPC. The following table sets forth for the periods indicated, the high and low sales prices of the Common Stock as reported on the Nasdaq Market.


---------------------------------------------------------------------------
FISCAL 1996:                                   High                    Low
---------------------------------------------------------------------------
         First Quarter                         6 1/2                  5
         Second Quarter                        8 7/8                  5 3/8
         Third Quarter                         9 1/8                  7 1/2
         Fourth Quarter                       10 7/8                  7 5/8

---------------------------------------------------------------------------
FISCAL 1995:                                   High                    Low
---------------------------------------------------------------------------
         First Quarter                         5 1/2                  4 1/8
         Second Quarter                        5 1/8                  4
         Third Quarter                         5 3/8                  3 3/4
         Fourth Quarter                        6                      4 3/8


         The Company had 100 record holders as of November 30, 1996 not including security position listings. (the Company would have approximately 981 record holders if security positions listings were included)

    On April 24, 1996, the Company's Board of Directors approved an annual cash dividend of $.04 per share, adjusted to reflect the three-for two stock split discussed below, and paid to shareholders of record on May 10, 1996.

    On November 12, 1996, the Company's Board of Directors approved a three-for-two stock split in which each two shares of outstanding common stock were converted into three shares of common stock by way of a 50% stock dividend. The stock dividend was payable to the Company shareholders of record as of the close of business on November 26, 1996. The stock prices in the above table have been adjusted retroactively to reflect the split.

    On February 13, 1997, the Company's Board of Directors approved a quarterly cash dividend of $.0125 per share, payable March 13, 1997 to shareholders of record on February 26, 1997.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

(Amounts in thousands, except per share data) The selected consolidated financial data set forth below has been derived from the consolidated financial statements of the Company. The consolidated financial statements as of November 30, 1996 and 1995 and for the three years ended November 30, 1996 have been audited by KPMG Peat Marwick LLP, independent auditors, and such consolidated financial statements and the report thereon are included elsewhere herein. The consolidated financial statements as of November 30, 1994, 1993 and 1992 and for the two years ended November 30, 1993 have also been audited by KPMG Peat Marwick LLP and are not included herein.


Historical summary                                           1996          1995          1994          1993         1992
                                                        ------------------------------------------------------------------
 Results of Operations
   Revenues                                               $26,445(a)      $19,389        $18,371     $16,977       $17,291
   Operating profit (loss)                                  2,191           1,069            427        (316)          523
   Interest income                                          1,073             968            725         632           859
   Foreign exchange (loss) gain and other                      (3)             (7)             9         (73)         (306)
   Earnings before income taxes                             3,261           2,030          1,161         243         1,076
   Net earnings                                             2,225           1,468            652         151           708
   Net earnings per share (b)                                 .39             .27            .13         .03           .14
   Weighted average shares outstanding (b)                  5,751           5,385          5,164       5,114         5,188

 Financial Condition
   Working capital                                         13,723         $10,155        $ 9,694     $16,656       $13,381
   Total assets                                            29,112          23,660         21,520      20,298        20,617
   Stockholders' equity                                    23,562          20,062         18,240      17,480        17,319



                                                            First           Second           Third             Fourth
quarterly results (Unaudited)                              Quarter          Quarter         Quarter            Quarter
                                                         ------------------------------------------------------------------
Fiscal 1996:
   Revenues                                                  5,900             $6,378         $6,694           $7,473
   Operating profit                                            427                534            573              657
   Net earnings                                                462                538            581              644
   Earnings per share                                          .08                .09            .10              .11
   Weighted average shares outstanding                       5,524              5,731          5,809            5,850

 Fiscal 1995:
   Revenues                                                  4,967             $4,874         $4,717           $4,831
   Operating profit                                            419                205            221              224
   Net earnings                                                396                346            364              362
   Earnings per share                                          .07                .07            .07              .07
   Weighted average shares outstanding                       5,314              5,321          5,367            5,399

(A) Fiscal year 1996 revenues include revenues of $3,186 related to System Innovations, an acquisition accounted for as a purchase. See Note 1 to the Consolidated Financial Statements.

(B) In fiscal year 1996, the Company declared a three-for-two stock split. Prior year share and per share amounts have been restated to reflect the split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   FDP Corp. and its wholly-owned subsidiaries ("FDP" or the "Company") develop and sell a variety of applications software systems that facilitate the marketing and administrative functions for the life insurance and employee benefit industries. Support services such as design, installation, customization, maintenance, consulting and training are routinely performed. Information services are provided to clients for calculating certain values within life insurance policies, pension contracts and sales illustrations. The Company is a Microsoft(R) Solutions Provider Partner, Value Added Reseller for Hewlett-Packard and Oracle, and an Authorized Applications Specialist in the IBM Business Partner Program.

ACQUISITION

On December 28, 1995 the Company acquired Existential Systems Inc. (d/b/a System Innovations). The purchase price consisted of 75,000 shares of the Company's common stock $.01 par value ("Common stock") valued at $5.25 per share. The transaction was accounted for as a purchase, and the results of operations for System Innovations are included in the statement of earnings from the acquisition date. Goodwill of $313,000 was recorded as a result of the transaction. System Innovations, a privately held company based in Littleton, Colorado, has been in business since 1984 and develops software applications for the life insurance industry. An additional 75,000 shares of the Company's common stock will be issuable in the event that System Innovations achieves certain earnings for fiscal years ending November 30, 1998 and 1999. These shares would be paid in two equal installments of 37,500 shares on the third and fourth anniversary dates of the acquisition.

   The following unaudited pro forma information combines the consolidated results of operations of the Company and System Innovations for the year ended November 30, 1995. The proforma results, which contain a proforma adjustment for goodwill amortization, do not purport to be indicative of what would have occurred had the acquisition been consummated as of the beginning of the respective period or of future operations of the combined company. Proforma results for the period ended November 30, 1996 have not been presented as the acquisition occurred near the beginning of the period.

(in thousands)                                       Year Ended
                                                    November 30,
                                                        1995
----------------------------------------------------------------------------
Revenues                                             $22,490
Net earnings                                         $ 1,682
Net earnings per share                               $   .31

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS
Annual revenues reflect the Company's ability to develop new computer software products, or enhance existing ones, then successfully market its software and related services. Several factors influence the Company's results of operations including advances in computer technology and changes in governmental regulations. The Company's business is not seasonal even though quarterly revenues and net earnings may vary. The variation is primarily due to uncertain timing of customers' decisions, over which the Company has little control, regarding the purchase of software systems and computer hardware.

The Company's total revenue, exclusive of interest earnings, was $26,445,000, $19,389,000, and $18,371,000 for the fiscal years ended November 30, 1996, 1995 and 1994, respectively. Total revenues in 1996 and 1995 increased by 36% and 6%, respectively. The Company reports its revenues by two major types: software and information services.

SOFTWARE REVENUES

(in thousands)             1996    Change      1995     Change       1994
                         ---------------------------------------------------
AGENCY PARTNER           $ 6,900     10%      $ 6,245     30%       $ 4,801
PENSION PARTNER            3,844     -1%        3,901     -2%         3,962
HOME OFFICE SYSTEMS        9,357     49%        6,291     -1%         6,334
SYSTEM INNOVATIONS         3,186      -             -      -              -
                         ---------------------------------------------------
Total software           $23,287     42%      $16,437      9%       $15,097
% of total revenue            88%                  85%                   82%

Total software-related revenues, which includes software sales, maintenance, service revenue (time and materials), net equipment sales and other, for fiscal 1996 was $23,287,000, an increase of $6,850,000 or 42% as compared to the prior year. For fiscal 1995, software-related revenues increased by $1,340,000 or 9% as compared to 1994. The increase in software related revenues for 1996 was driven by an 85% increase in international revenues and the first quarter acquisition of System Innovations. International revenues in fiscal 1996 were $6,307,000 as compared to $3,403,000 for 1995 and System Innovations added additional revenues of $3,186,000 for the fiscal year.
   The increase in revenues in Agency Partner, which includes Advanced Underwriting and Agency Database, was mainly related to revenue derived from the Windows(R)-based products released under FDP/VISION which continue to gain market acceptance. Advanced Underwriting revenues relating to FDP/XL and FINPACK in 1996 increased 44% to $3,176,000 from $2,209,000 in 1995. In 1994 revenue related to these products was $465,000. Agency Database revenues relating to Contact PartnerTM rose 29% to $2,191,000 from $1,696,000 in 1995. In 1994 revenues for Contact PartnerTM were $181,000. Revenues relating to the DOS counterparts of these products were lower as customers upgraded to the new Windows systems.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   Pension Partner software related revenues in 1996 and 1995 were basically unchanged. Higher maintenance related revenue has been offset by lower software sales. Software sales have decreased as customers delayed purchasing, awaiting the availability of the Pension Partner products under FDP/VISION. In 1997 software sales are expected to improve as the Company plans to release the Pension Partner Windows(R)-based products under FDP/VISION.
    In the Home Office Systems division, which includes FDP/COMPASS and FDP/CLAS, revenues increased by 49% in fiscal 1996. The increase in revenues was mainly related to sales of the FDP/COMPASS system. In fiscal 1996, revenues for the product more than tripled to $4,858,000 from $1,533,000 for the prior year due to the success of the Company's international marketing efforts. During the year, five new contracts for the product were executed spanning South Africa, the United Kingdom and Australia and representing almost $8 million in new software revenues continuing through 1997. In 1995, the lack of new sales resulted in a 28% decrease in revenues for FDP/COMPASS as compared to 1994. Software related revenues for FDP/CLAS in fiscal 1996 were down slightly as compared to 1995. In 1995 revenue relating to the FDP/CLAS product increased by 13% as a result of higher international revenues. Looking forward, the Company expects continued growth in the Home Office Systems division as a result of its successful international sales efforts.


INFORMATION SERVICES REVENUE

(in thousands)                   1996          Change        1995          Change      1994
                               ---------------------------------------------------------------
AGENCY PARTNER                 $   249          -24%       $   328          -40       $   543
PENSION PARTNER                    733          -16%           868          -23%        1,132
HOME OFFICE SYSTEMS:
   FDP/CLAS                      2,176           24%         1,756           10%        1,599
                               ---------------------------------------------------------------
  Total information services   $ 3,158            7%       $ 2,952          -10%      $ 3,274
% of total revenue                  12%                         15%                        18%

   Total information services revenue, consisting primarily of timesharing charges, for fiscal 1996, increased by 7% after decreasing by 10% in 1995. The 1996 increase was the result of a 24% increase in revenue for FDP/CLAS due to higher usage of the system. Information services revenue for Agency Partner and Pension Partner decreased in 1996 and has been on a downward trend as customers that access the various software programs on a timesharing basis are purchasing the products for use on personal computers. In fiscal 1997, the Company expects an overall decrease in revenue from information services as two major customers of the FDP/CLAS system intend to take their systems in-house.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COSTS AND EXPENSES
 (in thousands)                 1996      Change       1995      Change     1994
                              -----------------------------------------------------
Product development, main-
tenance and enhancements:
  Software                     $18,240       47%      $12,383       4%     $11,921
  Information services           1,211      -36%        1,906      -4%       1,991
  Selling, general and admin.    4,329       23%        3,529       1%       3,484
  Telecommunications               474       -6%          502      -8%         548
                              -----------------------------------------------------
Total costs & and expenses     $24,254       32%      $18,320       2%     $17,944
% of total revenue                  92%                    94%                  98%

   The Company's costs and expenses for 1996, increased by $5,934,000 or 32% after increasing $376,000 or 2%, in 1995. Approximately 50% of the 1996 increase in costs and expenses related to the acquisition of System Innovations. The remainder of the increase in costs and expenses for 1996 related primarily to higher personnel related expenses for FDP/COMPASS and development efforts related to FDP/VISION. In 1995 most of the increase in costs and expenses was the result of higher personnel related costs.
   For 1996 and 1995, costs and expenses related to software have increased, whereas the costs and expenses related to information services have decreased. This trend reflects the shifting of Company resources in the Agency Partner and Pension Partner divisions away from information services, a decreasing revenue base, to software product development, a growing revenue base. Total selling, general and administrative expenses for 1996 increased by $800,000 or 23% after remaining basically unchanged in 1995. In 1996 the increase in selling, general and administrative expenses was mainly related to the acquisition of System Innovations and higher selling related expenses.

OTHER INFORMATION

 (in thousands)                        1996      Change       1995     Change     1994
                                   ------------------------------------------------------
Personnel costs                    $   16,273      28%      $ 12,714      5%   $ 12,152
% of total revenue                         62%                    66%                66%
Research and development
  expenditures                      $   5,778      52%      $  3,794     20%   $  3,157
% of total revenue                         22%                    20%                17%

   In 1996 and 1995 personnel costs, which include employee compensation, payroll taxes and employee benefits increased by $3,559,000 or 28% and $562,000 or 5%, respectively. The increases in research and development ("R&D") expenditures for 1996 were mainly related to the development of products under FDP/VISION and the acquisition of System Innovations. In 1995, the increase mainly related to FDP/VISION.
   FDP supports a variety of research and development programs in an effort to continuously provide leading edge products to the life insurance and pension industries. Capitalizable software development costs relating to new products have not been significant and have been charged to research and development expense as incurred. Many of the Company's research and development expenditures especially those related to product enhancements and modifications, are billed to the customer.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INVESTMENT INCOME

 (in thousands)                   1996     Change    1995    Change    1994
                                ----------------------------------------------
Interest income                 $ 1,073      11%    $ 968     34%     $  725
Average interest-earning rate      5.90%             5.77%              4.43%

   The Company's investment income principally relates to the marketable securities portfolio which consists of U.S. Treasury Securities. The amount of interest income earned is primarily the result of the average interest rates on the instruments in the securities portfolio.

INCOME TAXES

(in thousands)                   1996     Change    1995    Change    1994
                               ---------------------------------------------
Provision for income taxes     $ 1,036     84%     $ 562     10%     $ 509
Effective income tax rate           32%               28%               44%

   The Company provides for federal and state income taxes on sources of income effectively connected with trade or business within the United States and within each applicable state. In 1996 the effective income tax rate increased due to a reduction in benefits provided by research and development credits. In 1995, the effective tax rate decreased due to the use of research and development credits and an additional provision for taxes in 1994 that was not necessary in 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain a highly liquid and virtually debt-free balance sheet. Expenditures for property and equipment used for software development, information services and other operations were $1,200,000, $1,387,000 and $518,000 for fiscal years 1996, 1995 and 1994, respectively.
   Management believes that existing working capital and funds generated by operations will be sufficient to meet the Company's anticipated capital needs in connection with its present and proposed activities. At November 30, 1996, there were no long-term commitments for the Company's working capital other than for leases of premises.



(in thousands)                      1996      Change      1995     Change    1994
                                 ----------------------------------------------------
Cash, cash equivalents and
  marketable securities-
  end of year                     $ 18,779      17%      $ 16,111   -1%      $ 16,206
Working capital                   $ 13,723      35%      $ 10,155    5%      $  9,694


   In 1996, cash, cash equivalents and marketable securities grew $2,668,000 as compared to 1995 due to cash flow from operating activities and cash received upon the exercise of stock options. In 1995, cash, cash equivalents and marketable securities was basically unchanged as compared to 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FOREIGN CURRENCY EXCHANGE

    International sales are sometimes invoiced and paid for in foreign currencies. Therefore, revenues, from these sales will be affected by fluctuations of foreign currencies versus the U.S. dollar. The Company attempts to minimize its foreign currency exposure by executing its contracts in U.S. currency. The foreign exchange gain (loss) was minimal for fiscal years ending 1996, 1995 and 1994.

EFFECTS OF INFLATION

    Although the effects of inflation upon the Company's costs and expenses cannot be precisely measured, inflation has caused increases in personnel and other operating costs. Within the limits imposed by the respective marketplace, the Company attempts to control its expenditures through a variety of management-supervised policies.

SFAS NO. 123

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock - Based Compensation" ("SFAS No. 123"). SFAS No. 123 is effective for fiscal years beginning after December 15, 1995.
   SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees."
   Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date, or other measurement date, over the amount an employee must pay to acquire the stock.
   While SFAS No. 123 would be applicable to the Company's current fiscal year beginning December 1, 1996, management has elected to continue to measure compensation cost using the APB Opinion No. 25 prescribed method and accordingly, plans to disclose proforma net earnings and proforma net earnings per share for the fiscal year ending November 30, 1997 as if SFAS No. 123 had been adopted.

SFAS NO. 121

   In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 is effective for fiscal years beginning after December 15, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Adoption of this Statement will not have a material impact on the Company's financial position, results of operations, or liquidity.

SUBSEQUENT EVENT

    Effective January 2, 1997, Mr. Michael C. Goldberg, the record and beneficial owner of approximately 55.8% of the outstanding shares of Common Stock, voted all such shares in favor of the increase in the number of shares of Common Stock reserved for issuance pursuant to the Company's 1994 Plan to 920,868 shares. For further information, see the Company's Information Statement filed on December 12, 1996 with the Securities and Exchange Commission.

CAUTIONARY STATEMENTS RELATING TO FORWARD-LOOKING STATEMENTS

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations and beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company's products, profit margins and sufficiency of the Company's cash flow for the Company's future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in forward-looking statements, including, without limitation, the following: technological changes, decline in the demand for the Company's software products; and the effect of general economic conditions generally and factors affecting the insurance and employee benefits industries. These statements by their nature involve substantial risks and uncertainties and actual events or results may differ as a result of these and other factors.

                     ITEM 8. REPORT OF INDEPENDENT AUDITORS
                             FINANCIAL STATEMENT AND SUPPLEMENTARY DATA



Report of Independent Auditors                                      Page 24

Consolidated Balance Sheets as of November 30, 1996 and 1995        Page 25

Consolidated Statements of Income for the years ended               Page 26
November 30, 1996, 1995 and 1994

Consolidated Statements of Cash Flows for the years ended           Page 27
November 30, 1996, 1995 and 1994

Consolidated Statements of Stockholders' Equity for the years       Page 28
ended November 30, 1996, 1995 and 1994

Notes to Consolidated Financial Statements                          Page 29-38

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
FDP Corp.:


We have audited the accompanying consolidated balance sheets of FDP Corp. and subsidiaries as of November 30, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended November 30, 1996. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule, schedule II - Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of FDP Corp. and subsidiaries at November 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG Peat Marwick LLP


Miami, Florida
January 17, 1997

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           FDP CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                              November 30,
Assets                                                                                  1996                 1995
                                                                                  -------------------------------
Current assets:
   Cash and cash equivalents                                                      $      6,300         $     3,301
   Marketable securities                                                                 5,365               4,953
   Accounts receivable, less allowance for uncollectible
      accounts of $444 in 1996 and $317 in 1995                                          5,649               3,747
   Notes receivable - current                                                              403                 676
   Prepaid expenses                                                                         91                 114
   Deferred income taxes                                                                   327                 230
   Costs and earnings in excess of billings on uncompleted contracts                       562                 124
   Other                                                                                    79                  65
                                                                                  --------------------------------

      Total current assets                                                              18,776              13,210
Property and equipment, net                                                              2,719               2,193
Other assets:
   Marketable securities                                                                 7,114               7,857
   Notes receivable - non-current                                                          185                 368
   Goodwill, net                                                                           241                  --
   Other                                                                                    77                  32
                                                                                  --------------------------------
TOTAL ASSETS                                                                      $     29,112         $    23,660
                                                                                  ================================


Liabilities and stockholders' equity Current liabilities:
   Accounts payable and accrued liabilities                                       $      2,900         $     2,782
   Income taxes payable                                                                    239                 223
   Billings in excess of costs and earnings on uncompleted contracts                     1,914                  50
                                                                                  --------------------------------
      Total current liabilities                                                          5,053               3,055
                                                                                  --------------------------------

Deferred income taxes                                                                      497                 543
                                                                                  ---------------------------------

      Total liabilities                                                                  5,550               3,598
Stockholders' equity:
   Preferred stock $.01 par value. Authorized 10,000 shares; none issued.                   --                  --
   Common stock $.01 par value. Authorized 30,000 shares; shares issued
      and outstanding 5,518 in 1996 and 5,202 in 1995                                       55                  52
   Paid-in capital                                                                       9,282               7,794
   Retained earnings                                                                    14,225              12,216
                                                                                  --------------------------------
      Total stockholders' equity                                                        23,562              20,062
                                                                                  --------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $     29,112         $    23,660
                                                                                  ================================

See accompanying notes to consolidated financial statements.

                          FDP Corp. and Subsidiaries
                      Consolidated Statements of Earnings
                     (In thousands, except per share data)

                                                                      Year Ended November 30,
                                                                  1996           1995        1994
                                                                ----------------------------------
Revenues:
   Software                                                     $23,287        $16,437     $15,097
   Information services                                           3,158          2,952       3,274
                                                                ----------------------------------
                                                                 26,445         19,389      18,371
Costs of sales and services:
   Product development, maintenance and enhancements:
      Software                                                   18,240         12,383      11,921
      Information services                                        1,211          1,906       1,991
   Selling, general and administrative expenses                   4,329          3,529       3,484
   Telecommunications                                               474            502         548
                                                                ----------------------------------
                                                                 24,254         18,320      17,944
                                                                ----------------------------------
OPERATING PROFIT                                                  2,191          1,069         427

Other:
   Interest income                                                1,073            968         725
   Foreign exchange (loss) gain and other                            (3)            (7)          9
                                                                ----------------------------------
Net other income                                                  1,070            961         734
                                                                ----------------------------------
EARNINGS BEFORE INCOME TAXES                                      3,261          2,030       1,161
Provision for income taxes                                        1,036            562         509
                                                                ----------------------------------

NET EARNINGS                                                    $ 2,225        $ 1,468     $   652
                                                                ==================================

NET EARNINGS PER SHARE                                          $   .39        $   .27     $   .13
                                                                ==================================

WEIGHTED AVERAGE NUMBER OF SHARES USED
   IN PER SHARE CALCULATIONS                                      5,751          5,385       5,164



See accompanying notes to consolidated financial statements.

                           FDP Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows
                      (In thousands, except per sheet data)

                                                                        Year Ended November 30,
                                                                  1996           1995         1994
                                                                ------------------------------------
Cash flows from operating activities:
Net earnings                                                    $ 2,225        $ 1,468      $    652
                                                                ------------------------------------
Adjustments to reconcile net earnings to
   net cash provided by operating activities:
      Depreciation and amortization of property,
         equipment and intangibles                                  866            554           515
      Changes in assets and liabilities, net of effects
         from acquisition of business:
      Increase in accounts receivable, net                       (1,447)        (1,105)         (301)
      Decrease (Increase) in prepaid expenses                        27            (89)          106
      Decrease in income taxes receivable                            --             --             2
      (Increase) Decrease in costs and earnings in
         excess of billings on uncompleted contracts               (438)           395          (189)
      (Increase) Decrease in other assets                            (3)           110           (46)
      (Decrease) Increase in accounts payable
         and accrued expenses                                      (580)           289           659
      Increase (Decrease) in billings in excess of
         costs and earnings on uncompleted contracts              1,865            (45)         (273)
      (Decrease) Increase in income taxes payable                   (16)           (32)          255
      (Decrease) Increase in deferred taxes                        (163)             6           129
                                                                ------------------------------------
      Total adjustments                                             111             83           857
                                                                ------------------------------------
         Net cash provided by operating activities                2,336          1,551         1,509


Cash flows from investing activities:
   Proceeds from redemption of marketable securities              4,960          7,168        14,758
   Purchase of marketable securities                             (4,629)        (5,762)      (15,056)
   Proceeds from the sale of equipment                               10             15            14
   Proceeds from note receivable                                    882            265           200
   Acquisition of note receivable                                  (426)          (893)         (306)
   Acquisition of business, net of cash acquired                    185             --            --
   Equipment acquired                                            (1,200)        (1,387)         (518)
                                                                -------------------------------------
      Net cash used in investing activities                        (218)          (594)         (908)

Cash flows from financing activities:
   Proceeds from exercise of stock options                          629            278            84
   Stock option income tax benefit                                  468             76            24
   Dividend payment                                                (216)            --            --
                                                                ------------------------------------
    Net cash provided by financing activities                       881            354           108

NET INCREASE IN CASH AND CASH EQUIVALENTS                         2,999          1,311           709
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    3,301          1,990         1,281
                                                                ------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                        $ 6,300        $ 3,301      $  1,990
                                                                ====================================


See accompanying notes to consolidated financial statements.

                           FDP Corp. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                      (In thousands, except per share data)


                                                                                        Total
                                     Common Stock          Paid-in      Retained    Stockholders'
                                Shares        Amount       Capital      Earnings       Equity
                                ------------------------------------------------------------------

Balance at November 30, 1993     5,055       $    51       $ 7,333       $10,096      $17,480
Exercise of stock options           37                          84                         84
Stock option income tax benefit                                 24                         24
Net earnings                                                                 652          652
                                ------------------------------------------------------------------
Balance at November 30, 1994     5,092       $    51       $ 7,441       $10,748      $18,240
Exercise of stock options          110             1           277                        278
Stock option income tax benefit                                 76                         76
Net earnings                                                               1,468        1,468
                                ------------------------------------------------------------------
Balance at November 30, 1995     5,202       $    52       $ 7,794       $12,216      $20,062
EXERCISE OF STOCK OPTIONS          241             2           627                        629
STOCK OPTION INCOME TAX BENEFIT                                468                        468
STOCK ISSUED FOR ACQUISITION        75             1           393                        394
DIVIDEND PAYMENT                                                            (216)        (216)
NET EARNINGS                                                               2,225        2,225
                                ------------------------------------------------------------------
BALANCE AT NOVEMBER 30, 1996     5,518       $    55       $ 9,282       $14,225      $23,562
                                ==================================================================




See accompanying notes to consolidated financial statements.

                           FDP Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
Note 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FDP Corp. and its subsidiaries (the "Company") develop, market and support a wide variety of applications and software systems for mainframe, mini- and microcomputers and for access on timesharing basis. The systems are used by life insurance agents, insurance company home offices, employee benefit consultants and others to market and administer life insurance products and employee benefit plans.

ACQUISITION


On December 28, 1995, the Company acquired Existential Systems Inc. (d/b/a System Innovations). The purchase price consisted of 75,000 shares of FDP Corp. common stock valued at $5.25 per share. The transaction was accounted for as a purchase, and the results of operations for System Innovations are included in the statement of earnings from the acquisition date. Goodwill of $313,000 was recorded as a result of the transaction. System Innovations, a privately held company based in Littleton, Colorado, has been in business since 1984 and develops software applications for the life insurance industry. An additional 75,000 shares of the Company's common stock will be issuable in the event that System Innovations achieves certain earnings for fiscal years ending November 30, 1998 and 1999. These shares would be paid in two equal installments of 37,500 shares each on, respectively, the third and fourth anniversary dates of the acquisition.

   The following unaudited pro forma information combines the consolidated results of operations of the Company and System Innovations for the year ended November 30, 1995. The proforma results, which contain a proforma adjustment for goodwill amortization, do not purport to be indicative of what would have occurred had the acquisition been consummated as of the beginning of the respective period or of future operations of the combined company. Proforma results for the period ended November 30, 1996 have not been presented as the acquisition occurred near the beginning of the period.

                                       Year Ended
(in thousands)                        November 30,
                                          1995
-----------------------------------------------------------------------------
Revenues                                $22,490
Net earnings                            $ 1,682
Net earnings per share                  $   .31

   The accounting and reporting policies of the Company conform to generally accepted accounting principles. The following summarizes the more significant of these policies:

                           FDP Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of FDP Corp. and its wholly-owned subsidiaries, Financial Data Planning Corp., Actuarial Research & Development Corp., FDP Leasing Corp. and System Innovations. All inter-company accounts and transactions have been eliminated.

CASH EQUIVALENTS

For financial statement purposes, cash equivalents include interest bearing accounts. The Company considers all highly liquid debt instruments with original maturities of less than three months to be cash equivalents.

MARKETABLE SECURITIES

Effective December 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115) "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company has classified its marketable securities as held-to-maturity and is recording the marketable securities at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.
   A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.
   Marketable securities consist of U.S. Treasury securities and the market value of these securities at each year end approximated their amortized cost. Maturities of marketable securities at November 30, 1996 and 1995 were as follows (in thousands):

                                         November 30,
  Maturity                       1996                   1995
                                ----------------------------
  Less than 1 year            $ 5,365                $ 4,953
  1 to 2 years                  4,806                  5,355
  2 to 3 years                  2,308                  2,502
                                ----------------------------
                              $12,479                $12,810
                              ==============================

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement No. 109"). Statement No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The amount of federal and

                           FDP Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

state income taxes paid during 1996, 1995 and 1994 were $638,000, $492,000 and $100,000, respectively.

FOREIGN CURRENCY EXCHANGE

International sales are sometimes invoiced and paid for in foreign currencies. Therefore, revenues will be affected by fluctuations of foreign currencies versus the U.S. dollar. The resulting foreign exchange gain or loss for the period is reflected in the Company's consolidated financial statements.

   International revenues provided by export sales were $6,307,000 or 24%, $3,403,000 or 18% and $2,599,000 or 14% of consolidated revenues for the years ended November 30, 1996, 1995 and 1994, respectively, and were primarily from customers in South Africa, United Kingdom, Australia, Netherlands and Canada.

PER SHARE COMPUTATION

Earnings per share is based upon the weighted average number of common shares and dilutive common equivalent shares from stock options outstanding. Common equivalent shares from stock options outstanding during the year included in the weighted average number of shares were 233,000, 183,000 and 72,000 for 1996, 1995 and 1994, respectively.

REVENUE RECOGNITION AND RELATED MATTERS

Revenue from contracts for the sale and installation of software where significant enhancements are required is recognized on the percentage of completion method based on the labor hours incurred to date to total labor hours. Changes in job performance, job conditions, estimated profitability and final contract settlements which may result in revisions to costs and income are recognized in the period in which the revisions are determined. Amounts received or billed in excess of revenues recognized to date are classified as "billings in excess of costs and earnings on uncompleted contracts", whereas, revenues recognized in excess of amounts billed are classified as "costs and earnings in excess of billings on uncompleted contracts". The Company recognizes revenue for timesharing services as incurred and bills the customers on a monthly basis. Timesharing agreements continue for indefinite terms and are terminable by the customer at any time. Revenue from separately priced extended software maintenance arrangements is deferred and recognized in income on a straight line basis over the contract period.

Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.
   The Company provides its services primarily to the life insurance and employee benefit industries. The Company performs ongoing credit evaluations of its major customers and maintains reserves for potential credit losses, and such losses have been immaterial and are

                           FDP Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

within management's expectation. No single customer accounted for 10% or more of total net revenues for the years ended 1996, 1995 and 1994.

GOODWILL

Goodwill related to the acquisition of System Innovations represents the excess of the purchase price over fair market value of net assets acquired and is being amortized over the expected periods to be benefited, four years on a straight-line basis. The amortization expense recorded in 1996 was $72,000. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

SOFTWARE DEVELOPMENT COSTS

FASB No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," requires software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Capitalizable software development costs relating to new products have not been significant and have been charged to research and development expense as incurred

Research and development expenses charged to cost of sales and services were $5,778,000 in 1996, $3,794,000 in 1995 and $3,157,000 in 1994.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations.

                           FDP Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

NOTE 2

PROPERTY AND EQUIPMENT

Property and equipment which is recorded at cost and depreciated or amortized using the straight-line method, over the estimated useful lives of the assets, consists of the following (in thousands):

                                            Estimated useful      November 30,
                                            lives in years       1996     1995
                                            ------------------------------------
Computer and communication
  equipment                                       5-7           $4,048   $3,917
Furniture and fixtures                              7            1,379    1,188
Leasehold improvements                              5              865      788
Vehicles                                          3-5               56       56
                                            ------------------------------------
                                                                 6,348    5,949
Less accumulated depreciation                                    3,629    3,756
                                            ------------------------------------
                                                                $2,719   $2,193
                                            ===================================

Maintenance expense on all owned and leased computer equipment was $223,000 for 1996, $200,000 for 1995 and $182,000 for 1994.

NOTE 3

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

                                         November 30,
                                 1996                   1995
                                ----------------------------
Accounts payable               $  133                 $  533
Accrued liabilities:
  Salaries                      1,449                    972
  Profit sharing plan             250                    242
  Deferred revenues               391                    597
  Other                           677                    438
                              ------------------------------
                               $2,900                 $2,782
                              ==============================

NOTE 4

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, notes receivable, prepaid expenses, other assets, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

                           FDP Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

NOTE 5

COMMITMENTS

The Company rents its principal office and certain other facilities for approximately $88,000 per month from a partnership whose general partner is the principal stockholder of the Company Additional office space is leased from two other parties for approximately $20,000 per month. Total rent expense was $1,265,000 for 1996, $1,044,000 for 1995 and $1,150,000 for 1994. Minimum future rentals on non-cancelable leases with terms greater than one year are as follows (in thousands):


Year ending
November 30,
------------------------------
 1997                $1,365
 1998                $1,386
 1999                $1,280
 2000                $  110
 2001                $  110

NOTE 6

PROFIT SHARING PLAN

The Company has a qualified profit sharing plan. In 1984, the Company amended its plan to include a cash or deferred profit sharing plan in accordance with
Section 401(k) of the Internal Revenue Code. The plan provides for the Company to match employee elective contributions in an amount of 50% of such contributions, to a maximum of 3% of annual employee compensation. Company contributions were $325,000 in 1996, $242,000 in 1995 and $201,000 in 1994.
Employee vesting in Company contributions increases in increments of 20% per year starting after one year of service with full vesting of 100% after six years.

NOTE 7

INCOME TAXES

The provision for income taxes is comprised of the following (in thousands):

                                 Year ended November 30,
                             1996         1995          1994
------------------------------------------------------------------------------
Current:
  Federal                    $996         $495          $193
  State                       139           61           188
  FSC                          44           --           --
-----------------------------------------------------------------------------
                           $1,179         $556          $381
=============================================================================

                           FDP Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

Deferred:
  Federal                   (138)          (67)          125
  State                       (5)           73             3
------------------------------------------------------------------------------
                            (143)            6           128
------------------------------------------------------------------------------
                          $1,036          $562          $509
                           =================================

   A reconciliation of the Federal income tax statutory rate with the effective tax rate is as follows:

                                               Year ended November 30,
                                       1996              1995         1994
-----------------------------------------------------------------------------
Federal income tax at
  statutory rate                        34%               34%         34%
Research and development
  credit                                (4)%             (10)%        --
Adjustment of prior year
  income taxes                           --               --           6%
State income tax, net of
  Federal tax benefit                    4%                4%          4%
FSC Benefit                             (2)%              --          --
----------------------------------------------------------------------------
                                        32%               28%         44%
                                        ==================================

The tax effects of temporary differences which give rise to significant portions of deferred tax assets and deferred tax liabilities at November 30, 1996 and 1995 are as follows (in thousands):

                                           1996           1995
--------------------------------------------------------------------------------

Deferred income tax assets:
  Allowance for uncollectable accounts    $ 169          $ 119
  Accrual for vacation                      243            251
  Other                                      65              0
--------------------------------------------------------------------------------
                                          $ 477          $ 370
--------------------------------------------------------------------------------
Deferred income tax liabilities:
Property and equipment, principally due
    to differences in depreciation        $(176)         $(135)
  Tax credits                              (332)          (341)
  Other                                    (139)          (207)
--------------------------------------------------------------------------------
                                          $(647)         $(683)
--------------------------------------------------------------------------------
Net deferred tax liability                $(170)         $(313)
                                    ===========================

Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that operating income of the Company will be sufficient to fully recognize the deferred tax assets therefore no valuation allowance is necessary.

                           FDP Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

NOTE 8

COMMON STOCK SPLIT

On November 11, 1996, the Board of Directors approved a three-for-two common stock split distributable on December 10, 1996 to shareholders of record at the close of business on November 26, 1996. In this report, all prior year per share amounts and numbers of shares have been restated retroactively to reflect the stock split.

NOTE 9

STOCK OPTIONS

The 1984 Non-Qualified Stock Option Plan (the "Stock Option Plan") was established for the benefit of key employees on November 7, 1983 when 375,000 shares of Common Stock were reserved for issuance thereunder. Under the provisions of the Stock Option Plan, employees have the option of paying for exercised options with cash or Company common stock. On April 18, 1994, the Board of Directors, adopted the 1994 Employee Stock Option Plan and approved 471,000 newly reserved shares. The exercise price of the options granted under the stock option plans approximated the market price of the Company's common stock on the date of the grant.

   At November 30, 1996, under the 1984 Non-Qualified Stock Option Plan, there were options outstanding for the purchase of 264,000 shares of the Company's stock of which all were vested and exercisable. Under the 1994 Employee Stock Option Plan, there were options outstanding for the purchase of 419,000 shares of the Company's stock of which 418,000 were vested and exercisable.

   A summary of the transactions in shares under the Stock Option Plans is as follows (in thousands, except per share data):

                                                     1984 Non-Qualified         Option Price
                                                     Stock Options                Per Share
                                                     ---------------------------------------

Outstanding at November 30, 1993                         599                    $2.17-$3.08
Transactions during fiscal 1994:
  Granted                                                  -                            --
  Exercised                                              (31)                   $2.17-$2.83
  Forfeited                                                -                            --
                                                     ---------------------------------------

Outstanding at November 30, 1994                         568                    $2.17-$3.08

Transactions during fiscal 1995:
  Granted                                                  -                            --
  Exercised                                             (110)                   $2.50-$2.83
  Forfeited                                              (15)                         $2.50
                                                     ---------------------------------------

Outstanding at November 30, 1995                         443                    $2.17-$3.08

                           FDP Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


 Transactions during fiscal 1996:
  Granted                                                 -                        -
  Exercised                                            (179)                    $2.17-$2.83
  Forfeited                                               -                        -
                                                -------------------------------------------

 Outstanding at November 30, 1996                       264                     $2.50-$3.08

                                                   1994 Employee               Option Price
                                                   Stock Options               Per Share
                                                -------------------------------------------
Outstanding at November 30, 1993                         --                             --

 Transactions during fiscal 1994:
  Granted                                               327                           $2.83
  Exercised                                              (6)                          $2.83
  Forfeited                                              (1)                          $2.83
                                                -------------------------------------------
 Outstanding at November 30, 1994                       320                           $2.83

 Transactions during fiscal 1995:
  Granted                                                94                           $3.75
  Exercised                                               -                              --
  Forfeited                                               -                              --
                                                -------------------------------------------
 Outstanding at November 30, 1995                       414                     $2.83-$3.75

 Transactions during fiscal 1996:
  Granted                                                67                     $5.00-$5.25
  Exercised                                             (62)                          $2.83
  Forfeited                                               -                              --
                                               --------------------------------------------
 Outstanding at November 30, 1996                       419                     $2.83-$5.25

    On December 12, 1996, the Company filed with the Securities Exchange Commission an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, to increase to 920,868 the number of shares of Common Stock reserved for issuance pursuant to the Company's 1994 Stock Option Plan. Mr. Michael C. Goldberg, the record and beneficial owner of approximately 55.8% of the outstanding shares of Common Stock, has voted all such shares in favor of the increase in the number of shares of Common Stock reserved for issuance pursuant to the 1994 Plan, which vote was sufficient to approve the increase.

                           FDP Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

NOTE 10

FINANCIAL  ACCOUNTING PRONOUNCEMENTS

   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock - Based Compensation" ("SFAS No. 123"). SFAS No. 123 is effective for fiscal years beginning after December 15, 1995.
   SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees.
   Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.
   While SFAS 123 would be applicable to the Company's current fiscal year beginning December 1, 1996, management has elected to continue to measure compensation cost using the APB Opinion No. 25 prescribed method and accordingly, plans to disclose proforma net earnings and proforma net earnings per share for the fiscal year ending November 30, 1997 as if SFAS No. 123 had been adopted.

   In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 is effective for fiscal years beginning after December 15, 1995.
   This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Adoption of this Statement will not have a material impact on the Company's financial position, results of operations, or liquidity.

                                     PART II


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no reported disagreements on any matter of accounting principles or practice or financial statement disclosure at any time during the preceding 24 months.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this Item with respect to the Company's directors is contained in the Registrant's 1997 Proxy Statement which information is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

Information required under this Item is contained in the Registrant's 1997 Proxy Statement, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this Item is contained in the Registrant's 1997 Proxy Statement, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this Item is contained in the Registrant's 1997 Proxy Statement, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         1. The consolidated financial statements of FDP Corp. are included in Item 8:

                  Consolidated Balance Sheets as of November 30, 1996 and 1995

                  Consolidated Statements of Income for the years ended November 30, 1996, 1995 and 1994

                  Consolidated Statements of Cash Flows for the years ended November 30, 1996, 1995 and 1994

                  Consolidated Statements of Stockholders' Equity for the years ended November 30, 1996, 1995 and 1994

                  Notes to Consolidated Financial Statements

         2. Financial Statement Schedule. Schedule II - Valuation and Qualifying Accounts

         3.       Exhibits.


                                                                          Sequential
                                                                          page number or
                                                                          document
                                                                          incorporated by
 Exhibit                      Description                                 reference
 -------                      -----------                                 ---------
 3.1                 Articles of Incorporation of                         Exhibit 3.1 of the
                     the Company, as amended                              Registration
                                                                          Statement on
                                                                          Form S-1
                                                                          (no.2-84919)(the
                                                                          "Registration
                                                                           Statement")

 3.2                 Bylaws of the Company                                Exhibit 3.2 of the
                                                                          Registration
                                                                          Statement



 10.1                The Company's 1984 Non-Qualified                     Registrant's 1984
                     Stock Option Plan.                                   Proxy Statement

 10.2                The Company's Profit Sharing Plan                    Exhibit 10.3 of
                                                                          the  Registration
                                                                          Statement

 10.3                IBM Personal Computer Retail                         Exhibit 10.6 of
                     Dealer Agreement, between the                        the  Registration
                     Company and IBM                                      Statement

 10.4                Computer Products Purchase                           Exhibit 10.8 of
                     Agreement, dated January 19, 1982                    the  Registration
                     between Hewlett-Packard Company                      Statement
                     and the Company

 10.5                Lease agreement, dated December 1,                   Exhibit 10.9 of
                     1986 between the Company and                         1987 Form 10-K
                     Key Investment, Ltd.

 10.6                Form of Indemnification Agreement                    Exhibit 10.11 of
                     with the Company's Directors and                     1989 Form 10-K
                     certain of its Officers

 10.7                Lease agreement, dated December 1,                   Exhibit 10.13 of
                     1994 between the Company and                         1994 Form 10-K
                     Key Investment, Ltd.

 10.8                1994 Employee Stock Option Plan                      Exhibit 10.15 of
                                                                          1995 Form 10-K

 10.9                Rider to Lease agreement, dated                      Exhibit 10.17 of
                     December 1, 1994 between the                         1995 Form 10-K
                     Company  and Key Investment, Ltd.

 10.10               Acquisition Agreement dated                          Exhibit 10.19 of
                     December 21,1995 between the                         1995 Form 10-K
                     Company, Existential Systems,
                     Inc. (d/b/a) as System Innovations,
                     SI Acquisition Corp. and Michael R. Bain.

 10.11               Employment agreement dated                           Exhibit 10.21 of
                     December 21, 1995 between the                        1995 Form 10-K
                     Company and Existential Systems,
                     Inc. (D/B/A) as System Innovations
                     and Michael R. Bain.

 10.12               The Company's Profit Sharing Plan                    Exhibit 10.23 of
                     Amendment of Existing Plan dated                     1995 Form 10-K
                     August 31, 1995

 10.13               Software Development Agreement                       Exhibit 10.25 of
                     (ISP Illustration System) dated                      1995 Form 10-K
                     December 21, 1995


 22.1                The Company's Subsidiaries                           Exhibit 22.1 of
                                                                          1990 Form 10-K

 21.1                The Company's Subsidiaries                           Page  46

 24.1                Consent of KPMG Peat Marwick LLP                     (filed herewith)

 27                  Financial Data Schedule (for SEC use only)           (filed herewith)


(b) No current reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended November 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 26, 1997     FDP CORP.
                              BY: /s/ Michael C. Goldberg
                              ---------------------------
                              MICHAEL C. GOLDBERG
                              Chairman of Board of Directors,
                              President and Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated:

February 26, 1997              /s/ Michael C. Goldberg
                              ------------------------
                              MICHAEL C. GOLDBERG
                              Chairman of Board of Directors,
                              Chief Executive Officer and President
                              (principal executive and financial officer)

February 26, 1997             /s/ Douglas Kennedy
                              --------------------
                              DOUGLAS KENNEDY
                              Executive Vice President
                              and Director

February 26, 1997             /s/ Cesar L. Alvarez
                              --------------------
                              CESAR L. ALVAREZ
                              Director

February 26, 1997             /s/ Cindy L. Goldberg
                              ---------------------
                              CINDY L. GOLDBERG
                              Director

February 26, 1997             /s/ Albert J. Schiff
                              --------------------
                              ALBERT J. SCHIFF
                              Director

February 26, 1997             /s/ Bruce I. Nierenberg
                              -----------------------
                              BRUCE I. NIERENBERG
                              Director

ITEM 14 (A) 2 FINANCIAL STATEMENT SCHEDULE

                           FDP CORP. AND SUBSIDIARIES

                     SCHEDULE II - VALUATION AND QUALIFYING
                             (Amounts in thousands)

For the Three Years Ended November 30, 1996.

         A             B                C              D             E

Allowance for     Balance at        Charged to                   Balance at
Uncollectible     Beginning of      Costs and                    End of
Accounts          Period            Expenses      Deductions     Period
November 30, 1996:         317        150                23        444

November 30, 1995:         284         80                47        317

November 30, 1994:         314        150               180        284