Form 10-Q
period 1997-02-28
FDP CORP
filed 1997-04-11
CIK 722826

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  UNITED STATES

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended February 28, 1997.

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

                                                   Yes    X    No
                                                        -----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Common Stock, $.01 par value per share,
               5,540,832 shares outstanding as of March 31, 1997.

                                    FDP CORP.

                                TABLE OF CONTENTS




                                                                                                  Page Number
                                                                                                  -----------
  PART I.         FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Condensed Balance Sheets
                         February 28, 1997 and November 30, 1996                                         3

                  Consolidated Condensed Statements of Earnings
                         Three Months Ended February 28, 1997 and February 29, 1996                      4

                  Consolidated Condensed Statements of Cash Flows
                         Three Months Ended February 28, 1997 and February 29, 1996                      5

                  Notes to Consolidated Condensed Financial Statements                                   6

     Item 2.      Management's Discussion and Analysis of Results
                         of Operations and Financial Condition                                           8



  PART II.        OTHER INFORMATION

     Item 1.      Legal                                                                                 12

     Item 4.      Submission of Matters to a Vote of Security Holders                                   12

     Item 6.      Exhibits and Reports on Form 8-K                                                      12

     Signatures                                                                                         13




PART I.  FINANCIAL INFORMATION
   Item 1.  Financial Statements
                                    FDP CORP.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

       (In thousands, except per share data)               February 28,   November 30,
                                                               1997           1996
                                                           (Unaudited)
                                                           ------------   -------------
                           ASSETS
Current assets:
   Cash and cash equivalents                                 $ 3,639      $ 6,300
   Marketable securities                                       2,490        5,365
   Accounts receivable, less allowance for
    uncollectible accounts of $442 in 1997
    and $444 in 1996                                           5,542        5,649
   Notes receivable - current                                    431          403
   Prepaid expenses                                              241           91
   Deferred income taxes                                         317          327
   Costs and earnings in excess of billings on
       uncompleted contracts                                     684          562
   Other                                                         310           79
                                                             -------      -------
       Total current assets                                   13,654       18,776
Property and equipment at cost, less acc-
   umulated depreciation of $3,660 in 1997
   and $3,629 in 1996                                          2,722        2,719

Other assets:
   Marketable securities                                      13,163        7,114
   Notes receivable - non-current                                164          185
   Goodwill                                                      239          241
   Other                                                          82           77
                                                             -------      -------
Total assets                                                 $30,024      $29,112
                                                             =======      =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                  $ 3,301      $ 2,900
   Income taxes payable                                          427          239
   Billings in excess of costs and earnings on
       uncompleted contracts                                   1,614        1,914
                                                             -------      -------
       Total current liabilities                               5,342        5,053
Deferred income taxes                                            513          497
                                                             -------      -------
       Total liabilities                                       5,855        5,550
                                                             -------      -------
Stockholders' equity:
   Preferred stock; $.01 par value.  Authorized
    10,000 shares; none issued
   Common stock; $.01 par value.  Authorized
    30,000 shares; shares issued and outstanding
    5,535 in 1997 and 5,518 in 1996                               55           55
   Paid-in capital                                             9,360        9,282
   Retained earnings                                          14,754       14,225
                                                             -------      -------
       Total stockholders' equity                             24,169       23,562
                                                             -------      -------
Total liabilities and stockholders' equity                   $30,024      $29,112
                                                             =======      =======

   See accompanying notes to consolidated condensed financial statements

                                    FDP CORP.

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                                   (Unaudited)

                                                           Three Months Ended
   (In thousands, except per share data)                February 28,   February 29,
                                                           1997            1996
                                                        ------------  ------------
Revenues:
   Software                                                $6,638      $ 5,117
   Information services                                       624          783
                                                           ------      -------
Total revenues                                              7,262        5,900
                                                           ------      -------

Cost of sales and services:
   Product development, maintenance and enhancements:
        Software                                            5,202        4,010
        Information services                                  329          345
   Selling, general and administrative expenses             1,116        1,008
   Telecommunications                                         125          110
                                                           ------      -------
Total cost of sales and services                            6,772        5,473
                                                           ------      -------

Operating profit                                              490          427

Interest income                                               289          251
Foreign currency loss and other                                35           (2)
                                                           ------      -------

Earnings before income taxes                                  814          676

Provision for income taxes                                    285          214
                                                           ------      -------

Net earnings                                               $  529      $   462
                                                           ======      =======

Earnings per common and common
   equivalent share                                        $ 0.09      $  0.08
                                                           ======      =======


Weighted average number of shares used in per
  share calculations                                        5,840        5,524
                                                           ======      =======


See accompanying notes to consolidated condensed financial statements.

                                    FDP CORP.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Three Months Ended
     (In thousands, except per share data)                    February 28,  February 29,
                                                                  1997          1996
                                                              ------------  ------------
Cash flows from operating activities:
    Net earnings                                                $   529       $   462
                                                                -------       -------
    Adjustments to reconcile net earnings to net
       cash provided by (used in)
       operating activities:
         Depreciation and amortization of property,
            equipment and intangibles                               227           199
         Changes in assets and liabilities, net of effects
            from acquisition of business:
         Decrease in accounts receivable, net                       107           263
         Increase in prepaid expenses                              (150)          (97)
         Increase in costs and earnings in excess
            of billings on uncompleted contracts                   (122)          (65)
         Increase in other current assets                          (231)         (141)
         Increase (Decrease) in accounts payable
            and accrued expenses                                    401          (756)
         Decrease in billings in excess of costs
            and earnings on uncompleted contracts                  (300)          (76)
         Increase in income taxes payable                           188           134
         Increase (Decrease) in deferred income taxes                26           (98)
         Increase in other assets                                    (5)         --
                                                                -------       -------
                Net adjustments                                     141          (637)
                                                                -------       -------
                Net cash provided by  (used in)
                    operating activities                            670          (175)
                                                                -------       -------

Cash flows from investing activities:
    Proceeds from sale of marketable investment
       securities                                                (6,040)         --
    Purchase of marketable investment securities                  2,866        (2,324)
    Acquisition of business, net of cash acquired                  --             185
    Proceeds from note receivable                                   190           247
    Acquisition of note receivable                                 (197)         (111)
    Equipment acquired                                             (229)         (309)
                                                                -------       -------
                Net cash used in investing activities            (3,410)       (2,312)
                                                                -------       -------

Cash flows from financing activities:
    Proceeds from exercise of stock options                          43            86
    Stock option income tax benefit                                  36            39
                                                                -------       -------
                Net cash provided by financing activities            79           125
                                                                -------       -------

Net decrease in cash and cash equivalents                        (2,661)       (2,362)

Cash and cash equivalents at beginning of year                    6,300         3,301
                                                                -------       -------

Cash and cash equivalents at end of period                      $ 3,639       $   939
                                                                =======       =======

See accompanying notes to consolidated condensed financial statements.

                                    FDP CORP.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                February 28, 1997
                                   (Unaudited)


Note A
------

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

The results of operations for the three months ended February 28, 1997, are not necessarily indicative of the results for the full year.


Note B
------

The Board of Directors approved a quarterly cash dividend of $.0125 per share, payable March 13, 1997 to shareholders of record on February 26, 1997.


Note C
------

On November 11, 1996 the Board of Directors approved a three-for-two common split distributable on December 10, 1996 to shareholders of record at the close of business on November 26, 1996.


Note D
------

Net primary earnings per common share for the periods presented has been computed using the weighted average number of common and common equivalent shares (stock options) outstanding except in the periods where the effect is anti-dilutive. Fully-dilutive earnings per share is not materially different from primary earnings per share in the periods presented.


Note E
------

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


Note F
------

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


Note G
------

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

                              Results of Operations
                              ---------------------

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


FINANCIAL RESULTS

For the quarter ended February 28, 1997, revenues increased 23% to $7,262,000 as compared to $5,900,000 for the same period last year. Operating profit for the first quarter was up 15% to $490,000 as compared to $427,000 for the prior year. Net earnings for the first quarter increased 15% to $529,000 or $.09 per share versus $462,000 or $.08 per share a year ago.

The Company reports its revenues by two categories, Software and Information Services.


                                       Three Months Ended
SOFTWARE REVENUE
                                 February 28,      February 29,
                                     1997             1996
                                    (000)             (000)
                                 ------------      ------------

PENSION PARTNER                    $1,051            $1,043

AGENCY PARTNER                      1,802             1,715

SYSTEM INNOVATIONS                    852               605

HOME OFFICE SYSTEMS                 2,933             1,754

TOTAL SOFTWARE                     $6,638            $5,117




SOFTWARE REVENUE:

Total software related revenue which includes software licenses, maintenance, service revenue (time and materials) and other for the three months ended February 28,1997 increased by 30%. The increase for the quarter was principally due to higher revenues in Home Office Systems and System Innovations.

Revenues for Home Office Systems increased as FDP/COMPASS, the Company's client/server software for pension/annuity administration, was up 171% to $1.9 million as compared to $.7 million for the prior year. The increase in revenue related to the five contracts executed for the product in fiscal 1996 and a new three million licensing deal executed in the first quarter of 1997. Revenues for System Innovations were higher as three full months of revenue were reported in the first quarter of 1997 as compared to only two months of revenue in 1996.

The increase in revenues in AGENCY PARTNER was mainly due to FDP/XL, the Company's sales illustration system under Windows (TM). Revenues for FDP/XL increased 57% to $1.1 million as compared to $.7 million for the prior year.

PENSION PARTNER revenues for the quarter were basically unchanged as customers have delayed purchasing awaiting the release of the Pension Partner Windows (TM) based products under FDP/VISION.

                                             Three Months
                                             ------------
INFORMATION SERVICES REVENUE
                                                Ended
                                                -----
                                       February 28,     February 29,
                                           1997             1996
                                          (000)             (000)
                                       ------------     ------------

PENSION PARTNER                           $153             $188

AGENCY PARTNER                              34               82

Home Office Systems:

FDP/CLAS                                   437              513

TOTAL INFORMATION SERVICES                $624             $783


INFORMATION SERVICES REVENUE:

Total information services revenue for the quarter decreased by 20% as compared to last year. Information service revenue for Pension Partner and Agency Partner has been on a downward trend as customers that access the various software programs on a time-sharing basis are purchasing the products for use on personal computers. Information service revenue for FDP/CLAS also decreased 15% as a major customer purchased a license to take the system in-house.





COSTS AND EXPENSES:

The Company's total cost of sales and services for the quarter ending February 28,1997 was $6,772,000 as compared to $5,473,000 for the same period last year representing an increase 24% Most of the increase for the first quarter related to higher personnel related costs for the Company mainly concentrated in the FDP/COMPASS division.

For the quarter ending February 28, 1997, costs related to product development, maintenance and enhancements for software increased by 30%, whereas costs for information services decreased by 5%. These changes reflect the continuing trend of the shifting of the Company resources in the Pension Partner and Agency Partner groups away from information services, a decreasing revenue base, to software product development, a growing revenue base.

Selling, general and administrative expenses for the quarter ended February 28, 1997 were $1,116,000 compared to $1,008,000 for the same period last year representing an increase of 11%. The increase in costs was related to higher selling related expenses.

INTEREST INCOME:

Interest earned primarily on the Company's portfolio of U.S. Treasury Bills and Notes for the quarters ended February 28, 1997 and February 29, 1996 was $289,000 and $251,000, respectively. The average interest earning rate for the first quarter of 1997 was 5.85% as compared to 6.18% for the same period last year. The increase in interest income in 1997 was related to a higher portfolio value. (See Financial Condition)



PROVISION FOR INCOME TAXES:

The Company's effective income tax rate was 35% and 32% for the quarters ended February 28, 1997 and February 29, 1996, respectively. The tax rate in 1997 increased due to a reduction in benefits provided by research and development credits.





                               Financial Condition
                               -------------------

The Company continues to maintain a highly liquid and virtually debt free balance sheet. As of February 28, 1997 and November 30, 1996 cash and marketable securities were $19,292,000 and $18,779,000, representing 64% and 65% of total assets for the respective periods.

Other than planned purchases of equipment, no other significant capital expenditures are anticipated for the remainder of fiscal 1997. Management of the Company continues to believe that existing working capital and funds generated by operations will be sufficient to meet the Company's anticipated capital needs in connection with its present and proposed activities.

PART II.  OTHER INFORMATION

Item 1.  Legal

The Company is from time to time involved in routine litigation arising in the ordinary course of business. No litigation in which the Company is presently involved is material to its financial position or results of operations.


Item 4.   Submission of Matters to a Vote of Security Holders

The registrant will hold its Annual Meeting of Stockholders on April 15, 1997. The purpose of this meeting is to consider and vote upon the following matters:
(1) the election of nominees Cesar L. Alvarez, Michael C. Goldberg, Cindy Goldberg, Douglas Kennedy, Bruce I. Nierenberg and Albert J. Schiff to serve on the Company's Board of Directors until the next annual stockholders' meeting, and (2) a proposal to ratify the reappointment of KPMG Peat Marwick LLP, independent certified public accountants, as auditors for the Company for the year ending November 30, 1997.


Item 6.  Exhibits and Reports on Form 8-K

                  a) Exhibits - Exhibit 27 - Financial Data Schedule (for SEC use only)

                  b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended February 28, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: April 11, 1997                         FDP CORP.
-------------------                         ---------




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