Form 10-Q
period 1997-05-03
FDP CORP
filed 1997-07-14
CIK 722826

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  UNITED STATES

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended May 31, 1997.

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

                                                         Yes  X    No
                                                             ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Common Stock, $.01 par value per share,
               5,634,837 shares outstanding as of June 30, 1997.

                                    FDP CORP.

                                TABLE OF CONTENTS




                                                                                         PAGE NUMBER
                                                                                         -----------
  PART I.         FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Condensed Balance Sheets
                         May 31, 1997 and November 30, 1996                                   3

                  Consolidated Condensed Statements of Earnings
                         Three and Six Months Ended May 31, 1997 and  1996                    4

                  Consolidated Condensed Statements of Cash Flows
                         Three and Six Months Ended May 31, 1997 and 1996                     5

                  Notes to Consolidated Condensed Financial Statements                        6

     Item 2.      Management's Discussion and Analysis of Results
                         of Operations and Financial Condition                                8



  PART II.        OTHER INFORMATION

     Item 1.      Legal                                                                       12

     Item 4.      Submission of Matters to a Vote of Security Holders                         12

     Item 6.      Exhibits and Reports on Form 8-K                                            12

     Signatures                                                                               13





PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                                    FDP CORP.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

(AMOUNTS IN  THOUSANDS)                                                 May 31,    November 30,
                                                                         1997         1996
                                                                     (Unaudited)
                                                                     -----------   ------------
                               ASSETS
Current assets:
    Cash and cash equivalents                                           $ 3,535      $ 6,300
    Marketable securities                                                 4,995        5,365
    Accounts receivable, less allowance for uncollectible
       accounts of $442 in 1997 and $444 in 1996                          5,502        5,649
    Notes receivable - current                                              425          403
    Prepaid expenses                                                        251           91
    Deferred income taxes                                                   317          327
    Costs and earnings in excess of billings on
       uncompleted contracts                                                776          562
    Other                                                                   167           79
                                                                        -------      -------
       Total current assets                                              15,968       18,776
Property and equipment at cost, less accumulated depreciation
       of $3,886 in 1997 and $3,629 in 1996                               2,740        2,719
Other assets:
    Marketable securities                                                10,653        7,114
    Notes receivable - non-current                                          148          185
    Goodwill, net                                                           202          241
    Other                                                                    83           77
                                                                        -------      -------
Total assets                                                            $29,794      $29,112
                                                                        =======      =======

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                            $ 3,171      $ 2,900
    Income taxes payable                                                    205          239
    Billings in excess of costs on earnings on
       uncompleted contracts                                                817        1,914
                                                                        -------      -------
       Total current liabilities                                          4,193        5,053
Deferred income taxes                                                       512          497
                                                                        -------      -------
       Total liabilities                                                  4,705        5,550
                                                                        -------      -------

Stockholder's Equity:
    Preferred stock; $.01 par value.  Authorized
    10,000 shares; none issued
    Common stock; $.01 par value.  Authorized
    30,000 shares; shares issued and outstanding
     5,622 in 1997 and 5,518 in 1996                                         56           55
    Paid-in capital                                                       9,712        9,282
    Retained earnings                                                    15,321       14,225
                                                                        -------      -------
       Total stockholders' equity                                        25,089       23,562
                                                                        -------      -------
    Total liabilities and stockholders' equity                          $29,794      $29,112
                                                                        =======      =======



     See accompanying notes to consolidated condensed financial statements.

                                    FDP CORP

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                                   (Unaudited)


(AMOUNTS IN THOUSANDS)                                             Three Months Ended             Six Months Ended
                                                                          May 31,                      May 31,
                                                                 -----------------------       ----------------------
                                                                    1997          1996           1997           1996
                                                                 --------       --------       --------      --------
Revenues:
    Software                                                     $  7,335       $  5,572       $ 13,973      $ 10,689
    Information services                                              557            806          1,181         1,589
                                                                 --------       --------       --------      --------
Total Revenue                                                       7,892          6,378         15,154        12,278
                                                                 --------       --------       --------      --------

Cost of sales and services:
    Product development, maintenance and enhancements:
         Software                                                   5,581          4,439         10,783         8,448
         Information services                                         266            296            595           642
Telecommunications                                                    104            117            229           227
Selling, general and administrative
      expenses                                                      1,163            992          2,279         2,000
                                                                 --------       --------       --------      --------
Total cost of sales and services                                    7,114          5,844         13,886        11,317
                                                                 --------       --------       --------      --------

Operating profit                                                      778            534          1,268           961

Interest income                                                       321            259            611           510
Foreign currency loss and other                                       (14)            (5)            20            (6)
                                                                 --------       --------       --------      --------
Earnings before income taxes                                        1,085            788          1,899         1,465

Provision for income taxes                                            380            250            665           465
                                                                 --------       --------       --------      --------

Net earnings                                                     $    705       $    538       $  1,234      $  1,000
                                                                 ========       ========       ========      ========

Earnings per common and
    common equivalent share:                                     $    .12       $    .09       $    .21      $    .18
                                                                 ========       ========       ========      ========

Weighted average number of shares
    used in per share calculations                                  5,850          5,731          5,858         5,675
                                                                 ========       ========       ========      ========


     See accompanying notes to consolidated condensed financial statements.

                                   FDP CORP.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                          Six Months Ended
                                                                                               May 31,
                                                                                       ---------------------
                                                                                         1997         1996
                                                                                       -------       -------
Cash flows from operating activities:
     Net earnings                                                                      $ 1,234       $ 1,000
                                                                                       -------       -------

     Adjustments to reconcile net earnings to
       net cash provided by (used in) operating activities:
         Depreciation and amortization of property,
             equipment and intangibles                                                     471           395
         Changes in assets and liabilities, net of affects
             from acquisition of business:
         Decrease (Increase) in accounts receivable, net                                   147          (505)
         Increase in prepaid expenses                                                     (160)         (134)
         Increase in costs and earnings in excess
             of billings on uncompleted contracts                                         (214)         (123)
         Increase in other current assets                                                  (88)          (51)
         Increase (Decrease) in accounts payable
             and accrued liabilities                                                       271          (954)
         (Decrease) Increase in billing in excess of costs
             and earnings on uncompleted contracts                                      (1,097)          229
         (Decrease) Increase in income taxes payable                                       (34)           17
         Increase (Decrease) in deferred income taxes                                       25          (119)
         (Increase) Decrease in other assets                                                (6)           32
                                                                                       -------       -------
                  Net adjustments                                                         (685)       (1,213)
                                                                                       -------       -------
                  Net cash provided by (used in)
                      operating activities                                                 549          (213)
                                                                                       -------       -------

Cash flows from investing activities:
     Proceeds from sale of marketable securities                                         2,871         2,477
     Purchase of marketable securities                                                  (6,040)       (4,629)
     Acquisition of business, net of cash acquired                                        --             185
     Proceeds from note receivable                                                         368           472
     Acquisition of note receivable                                                       (353)         (182)
     Equipment acquired                                                                   (453)         (648)
                                                                                       -------       -------
                  Net cash used in investing activities                                 (3,607)       (2,325)
                                                                                       -------       -------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                               274           406
     Stock option income tax benefit                                                       157           247
     Dividend payment                                                                     (138)         (215)
                                                                                       -------       -------
                  Net cash provided by financing activities                                293           438
                                                                                       -------       -------

Net decrease in cash and cash equivalents                                               (2,765)       (2,100)

Cash and cash equivalents at beginning of year                                           6,300         3,301
                                                                                       -------       -------

Cash and cash equivalents at end of period                                             $ 3,535       $ 1,201
                                                                                       =======       =======



     See accompanying notes to consolidated condensed financial statements

                                    FDP CORP.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  May 31, 1997
                                   (Unaudited)


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

The results of operations for the six months ended May 31, 1997, are not necessarily indicative of the results for the full year.


NOTE B

The Board of Directors approved a quarterly cash dividend of $.0125 per share, payable March 13, 1997 and June 13, 1997 to shareholders of record on February 26, 1997 and May 26, 1997, respectively.


NOTE C

On November 11, 1996 the Board of Directors approved a three-for-two common split distributable on December 10, 1996 to shareholders of record at the close of business on November 26, 1996. All share and per share amounts have been restated to retroactively reflect the stock split.


NOTE D

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


FINANCIAL RESULTS

For the quarter ended May 31, 1997, revenues increased 24% to $7,892,000 as compared to $6,378,000 for the same period last year. Operating profit for the second quarter was up 46% to $778,000 as compared to $534,000 for the prior year. Net earnings for the second quarter increased 31% to $705,000 or $.12 per share versus $538,000 or $.09 per share a year ago.

For the six month period ending May 31, 1997, revenues increased 23% to $15,154,000 as compared to $12,278,000 for the same period last year. Operating profit for the six month period increased 32% to $1,268,000 as compared to $961,000 for the same period last year. Net earnings for the six month period increased by 23% to $1,234,000 or $.21 per share, up from $1,000,000 or $.18 per share for the prior year.

The Company reports its revenues by two categories, Software and Information Services.


--------------------------------------------------------------------------------
SOFTWARE                       Three Months Ended         Six Months Ended
--------------------------------------------------------------------------------
                                May 31,      May 31,      May 31,       May 31,
                                 1997         1996         1997          1996
                                 (000)        (000)        (000)         (000)
--------------------------------------------------------------------------------
PENSION PARTNER                $   999      $   876      $ 2,050      $ 1,920
--------------------------------------------------------------------------------

AGENCY PARTNER                   1,713        1,730        3,515        3,445
--------------------------------------------------------------------------------

SYSTEM INNOVATIONS                 802          753        1,654        1,358
--------------------------------------------------------------------------------

HOME OFFICE SYSTEMS              3,821        2,213        6,754        3,966
--------------------------------------------------------------------------------

TOTAL SOFTWARE                   7,335        5,572       13,973       10,689

--------------------------------------------------------------------------------




SOFTWARE REVENUE:

Total software related revenue which includes software licenses, maintenance, service revenue (time and materials) and other for the three months ended May 31,1997 increased by 32%. For the six month period software revenues were up 31% as compared to last year. The increase in revenues for the quarter and six month periods was principally due to higher revenues in Home Office Systems and System Innovations.

Revenues for Home Office Systems, which includes FDP/COMPASS and FDP/CLAS, for the quarter and six month periods ended May 31, 1997 were up 73% and 70%, respectively. Driving the overall increase were revenues related to FDP/COMPASS, the Company's software for group pension/annuity administration. Revenues for FDP/COMPASS for the quarter rose 140% to 2.4 million as compared to $1.0 million for the prior year. For the six month period ending May 31,1997, FDP/COMPASS revenues increased 153% to $4.3 million as compared to $1.7 million for the prior year. The increase in revenues related to the six international contracts executed for the product covering South Africa, the United Kingdom and Australia.

Revenues for FDP/CLAS, the Company's software for life insurance administration, for the quarter rose 17% to $1.4 million as compared to $1.2 million for the prior year. For the six month period, FDP/CLAS revenues were up 9% to $2.5 million as compared to $2.3 million for last year.

Revenues in AGENCY PARTNER for the quarter and six month periods were basically unchanged as compared to the prior year. Higher revenues relating to FDP/XL, the Company's sales illustration system under Windows (TM) , were offset by lower revenues relating to Contact Partner. Revenues for FDP/XL for the quarter increased 38% to $1.1 million as compared to $.8 million for the prior year. For the six month period, revenues for FDP/XL increased 47% to $2.2 million as compared to $1.5 million for the prior year.

PENSION PARTNER revenues for the quarter and six month periods ending May 31, 1997 were up 14% and 7%, respectively. The increase in revenues for both periods was related to sales of the new Windows(TM) based products.

Revenues for System Innovations were higher as six full months of revenue were reported for the six months ended May 31,1997 as compared to only five months of revenue in 1996.


--------------------------------------------------------------------------------

INFORMATION SERVICES          Three Months Ended       Six Months Ended

--------------------------------------------------------------------------------
                               May 31,     May 31,     May 31,     May 31,
                                1997        1996        1997        1996
                                (000)       (000)       (000)       (000)
--------------------------------------------------------------------------------

PENSION PARTNER                $  138      $  202      $  291      $  390

--------------------------------------------------------------------------------

AGENCY PARTNER                     36          70          71         152

--------------------------------------------------------------------------------

FDP/CLAS                          383         534         819       1,047

--------------------------------------------------------------------------------

TOTAL SOFTWARE                 $  557      $  806      $1,181      $1,589

--------------------------------------------------------------------------------


INFORMATION SERVICES REVENUE:

Total information services revenue for the quarter and six month periods ended May 31, 1997, as compared to last year, decreased by 31% and 26%, respectively. Information service revenue for Pension Partner and Agency Partner has been on a downward trend as customers that access the various software programs on a time-sharing basis are purchasing the products for use on personal computers. Information service revenue for FDP/CLAS, which had increased in fiscal 1996, reported a decrease in revenues for the quarter and six months ended May 31, 1997. This decrease specifically relates to a major customer who purchased a license to take the system in-house during the last quarter of fiscal 1996.

COSTS AND EXPENSES:

The Company's total cost of sales and services for the quarter and six month periods ending May 31,1997 were $7,114,000 and $13,886,000 as compared to $5,844,000 and $11,317,000 for the same periods last year, representing increases of 22% and 23%, respectively. Most of the increase for both periods was related to higher personnel related costs for the Company mainly concentrated in the FDP/COMPASS division.

For the quarter and six months ending May 31, 1997, costs related to product development, maintenance and enhancements for software increased by 26% and 28%, respectively, whereas costs for information services decreased by 10% and 7%, respectively. These changes reflect the continuing trend of the shifting of the Company resources in the Pension Partner and Agency Partner groups away from information services, a decreasing revenue base, to software product development, a growing revenue base.

Selling, general and administrative expenses for the quarter and six month periods ended May 31, 1997 were $1,163,000 and $2,279,000 as compared to $992,000 and $2,000,000, respectively, representing increases of 17% and 14%. Most of the increase related to higher selling related expenses.

INTEREST INCOME:

Interest earned primarily on the Company's portfolio of U.S. Treasury Bills and Notes for the quarter ending May 31, 1997 was $321,000 as compared to $259,000 for the same period last year representing an increase of 24%. The average interest earning rate for the second quarter of 1997 was 6.23% as compared to 6.17% for the same period last year. The increase in interest income in 1997 was related to a higher portfolio value. (See Financial Condition)

PROVISION FOR INCOME TAXES:

The Company's effective income tax rate was 35% and 32% for the quarters ended May 31, 1997 and 1996, respectively. The tax rate in 1997 increased due to a reduction in benefits provided by research and development credits.

FINANCIAL CONDITION

The Company continues to maintain a highly liquid and virtually debt free balance sheet. As of May 31, 1997 and November 30, 1996 cash and marketable securities were $19,183,000 and $18,779,000, representing 64% and 65% of total assets for the respective periods.

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

Item 4.   Submission of Matters to a Vote of Security Holders

The registrant held its Annual Meeting of Stockholders on April 15, 1997. At this meeting the following matters were approved: (1) election of nominees Cesar
L. Alvarez, Michael C. Goldberg, Cindy Goldberg, Douglas Kennedy, Bruce I. Nierenberg and Albert J. Schiff to serve on the Company's Board of Directors until the next annual stockholders' meeting, and (2) the reappointment of KPMG Peat Marwick LLP, independent certified public accountants, as auditors for the Company for the year ending November 30, 1997.


Item 6.  Exhibits and Reports on Form 8-K

          a)   Exhibits - None

               27 Financial Data Schedule (for SEC use only)

          b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended May 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: JULY 11,  1997              FDP CORP.




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








                                    Pgae 13