Form 10-Q
period 1997-08-31
FDP CORP
filed 1997-10-14
CIK 722826

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  UNITED STATES

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the period ended August 31, 1997.

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

                                                         Yes   X    No
                                                             -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Common Stock, $.01 par value per share,
             5,743,087 shares outstanding as of September 30, 1997.

                                    FDP CORP.

                                TABLE OF CONTENTS

                                                                                PAGE NUMBER
                                                                                -----------
  PART I.      FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Condensed Balance Sheets
                      August 31, 1997 and November 30, 1996                          3

               Consolidated Condensed Statements of Earnings
                      Three and Nine Months Ended August 31, 1997 and  1996          4

               Consolidated Condensed Statements of Cash Flows
                      Nine Months Ended August 31, 1997 and 1996                     5

               Notes to Consolidated Condensed Financial Statements                  6

     Item 2.   Management's Discussion and Analysis of Results
                      of Operations and Financial Condition                          8

  PART II.     OTHER INFORMATION

     Item 1.   Legal                                                                12

     Item 6.   Exhibits and Reports on Form 8-K                                     12

     Signatures                                                                     13




PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements


                                    FDP CORP.

                      CONSOLIDATED CONDENSED BALANCE SHEETS


(AMOUNTS IN  THOUSANDS)                                                             August 31,  November 30,
                                                                                       1997        1996
                                                                                   -----------  ------------
                                                                                   (Unaudited)

                                     ASSETS

Current assets:
    Cash and cash equivalents                                                        $ 4,287      $ 6,300
    Marketable securities                                                              4,996        5,365
    Accounts receivable, less allowance for uncollectible
       accounts of $437 in 1997 and $444 in 1996                                       6,590        5,649
    Notes receivable - current                                                           353          403
    Prepaid expenses                                                                     193           91
    Deferred income taxes                                                                337          327
    Costs and earnings in excess of billings on uncompleted contracts                    369          562
    Other                                                                                346           79
                                                                                     -------      -------
       Total current assets                                                           17,471       18,776
Property and equipment at cost, less accumulated depreciation
       of $4,078 in 1997 and $3,629 in 1996                                            3,080        2,719
Other assets:
    Marketable securities                                                             10,647        7,114
    Notes receivable - non-current                                                       139          185
    Goodwill, net                                                                        183          241
    Other                                                                                253           77
                                                                                     -------      -------
Total assets                                                                         $31,773      $29,112
                                                                                     =======      =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                         $ 4,220      $ 2,900
    Income taxes payable                                                                 335          239
    Billings in excess of costs and earnings on uncompleted contracts                    354        1,914
                                                                                     -------      -------
       Total current liabilities                                                       4,909        5,053
Deferred income taxes                                                                    532          497
                                                                                     -------      -------
       Total liabilities                                                               5,441        5,550
                                                                                     -------      -------

Stockholder's Equity:
    Preferred stock; $.01 par value.  Authorized 10,000 shares none issued
    Common stock; $.01 par value.  Authorized 30,000 shares; shares
    issued and outstanding  5,734 in 1997 and 5,518 in 1996                               57           55
    Paid-in capital                                                                   10,238        9,282
    Retained earnings                                                                 16,037       14,225
                                                                                     -------      -------
       Total stockholders' equity                                                     26,332       23,562
                                                                                     -------      -------
    Total liabilities and stockholders' equity                                       $31,773      $29,112
                                                                                     =======      =======



     See accompanying notes to consolidated condensed financial statements.

                                    FDP CORP

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                                   (Unaudited)


(AMOUNTS IN  THOUSANDS)                                            Three Months Ended           Nine Months Ended
                                                                         August 31,                 August 31,
                                                                  ----------------------      ----------------------
                                                                    1997          1996          1997          1996
                                                                  --------      --------      --------      --------
Revenues:
    Software                                                      $  7,776      $  5,883      $ 21,749      $ 16,572
    Information services                                               510           811         1,691         2,400
                                                                  --------      --------      --------      --------
Total Revenue                                                        8,286         6,694        23,440        18,972
                                                                  --------      --------      --------      --------

Cost of sales and services:
    Product development, maintenance and enhancements:
         Software                                                    5,779         4,646        16,562        13,094
         Information services                                          258           304           852           946
Telecommunications                                                      96           123           325           350
Selling, general and administrative expenses                         1,262         1,048         3,542         3,049
                                                                  --------      --------      --------      --------
Total cost of sales and services                                     7,395         6,121        21,281        17,439
                                                                  --------      --------      --------      --------

Operating profit                                                       891           573         2,159         1,533

Interest income                                                        319           276           930           787
Foreign exchange (loss) gain and other                                   2             2            22            (4)
                                                                  --------      --------      --------      --------
Net other income                                                       321           278           952           783
                                                                  --------      --------      --------      --------

Earnings before income taxes                                         1,212           851         3,111         2,316
Provision for income taxes                                             424           270         1,089           735
                                                                  --------      --------      --------      --------
Net earnings                                                      $    788      $    581      $  2,022      $  1,581
                                                                  ========      ========      ========      ========


Net earnings per share                                            $    .13      $    .10      $    .34      $    .28
                                                                  ========      ========      ========      ========

Weighted average number of shares
    used in per share calculations                                   5,954         5,809         5,888         5,713
                                                                  ========      ========      ========      ========


     See accompanying notes to consolidated condensed financial statements.

                                    FDP CORP.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                                                       Nine Months Ended
                                                                                            August 31,
                                                                                      ---------------------
                                                                                        1997          1996
                                                                                      -------       -------
Cash flows from operating activities:
     Net earnings                                                                     $ 2,022       $ 1,581
                                                                                      -------       -------

     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization of property,
             equipment and intangibles                                                    722           620
         Changes in assets and liabilities, net of affects
             from acquisition of business:
         Increase in accounts receivable, net                                            (941)       (1,142)
         Increase in prepaid expenses                                                    (102)          (62)
         Decrease (Increase) in costs and earnings in excess
             of billings on uncompleted contracts                                         193          (275)
         Increase in other current assets                                                (267)         (193)
         Increase (Decrease) in accounts payable
             and accrued liabilities                                                    1,320          (353)
         (Decrease) Increase in billings in excess of costs
             and earnings on uncompleted contracts                                     (1,560)          684
         Increase in income taxes payable                                                  96            39
         Increase (Decrease) in deferred income taxes                                      25          (203)
         (Increase) Decrease in other assets                                             (176)           30
                                                                                      -------       -------
                  Net adjustments                                                        (690)         (855)
                                                                                      -------       -------
                  Net cash provided by operating activities                             1,332           726

Cash flows from investing activities:
     Proceeds from sale of marketable securities                                        2,876         2,469
     Purchase of marketable securities                                                 (6,040)       (4,629)
     Proceeds from sale of equipment                                                        2            --
     Acquisition of business, net of cash acquired                                         --           185
     Proceeds from note receivable                                                        585           612
     Acquisition of note receivable                                                      (489)         (282)
     Equipment acquired                                                                (1,027)         (952)
                                                                                      -------       -------
                  Net cash used in investing activities                                (4,093)       (2,597)
                                                                                      -------       -------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                              589           437
     Stock option income tax benefit                                                      370           273
     Dividend payment                                                                    (211)         (216)
                                                                                      -------       -------
                  Net cash provided by financing activities                               748           494
                                                                                      -------       -------

Net decrease in cash and cash equivalents                                              (2,013)       (1,377)

Cash and cash equivalents at beginning of year                                          6,300         3,301
                                                                                      -------       -------
Cash and cash equivalents at end of period                                            $ 4,287       $ 1,924
                                                                                      =======       =======


     See accompanying notes to consolidated condensed financial statements

                                    FDP CORP.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 August 31, 1997
                                   (Unaudited)

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

The results of operations for the nine months ended August 31, 1997, are not necessarily indicative of the results for the full year.

NOTE B

The Board of Directors approved a quarterly cash dividend of $.0125 per share, payable March 13, 1997, June 13, 1997 and September 12, 1997 to shareholders of record on February 26, 1997, May 26, 1997, and August 26, 1997, respectively.

NOTE C

On November 11, 1996 the Board of Directors approved a three-for-two common stock split distributable on December 10, 1996 to shareholders of record at the close of business on November 26, 1996. All share and per share amounts have been restated to retroactively reflect the stock split.

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

NEW ACCOUNTING PRONOUNCEMENTS

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date, or other measurement date, over the amount an employee must pay to acquire the stock. Management has elected to continue to measure compensation cost using the APB Opinion No. 25 prescribed method and therefore believes that SFAS No. 123 will not have a material effect on the Company's consolidated financial statements.

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

In June 1997 the Financial Accounting Standards Board ("FASB") Issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items to be reported in a separate financial statement. The Company does not believe that adoption of SFAS No. 130 will have a significant impact on its financial reporting.

In June 1997, FSAB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No 131). SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 establishes standards for the way the public business enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company does not believe that adoption of SFAS No. 131 will have a significant impact on its financial reporting.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" (SFAS No. 128"). SFAS No. 128 specifies new standards designed to improve the earning per share ("EPS") information provided in statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company does not believe that adoption of SFAS No. 128 will have a significant impact on its financial reporting.

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

On December 28, 1995 the Company acquired Existential Systems Inc. (d/b/a System Innovations). The purchase price consisted of 50,000 shares of FDP Corp. common stock and an additional 50,000 shares issuable in the event that Systems Innovations achieves certain earnings levels over the next few years. System Innovations, a privately held company based in Littleton, Colorado, has been in business since 1984 and develops software applications for the life insurance industry. System Innovations currently employs 35 people and is expected to generate approximately $3.5 million in revenue for fiscal 1997 and is currently finishing development of an advanced technology life insurance proposal system in partnership with six major insurance companies. The Company believes that the acquisition will provide the ability to leverage its technical and insurance industry expertise and the joint partnership with the six insurance companies provides opportunities for the cross-selling of the Company's products. Included in the financial statements is the activity related to the acquisition subsequent to December 28, 1995.

FINANCIAL RESULTS

For the quarter ended August 31, 1997, revenues increased 24% to $8,286,000 as compared to $6,694,000 for the same period last year. Operating profit for the third quarter was up 55% to $891,000 as compared to $573,000 for the prior year. Net earnings for the third quarter increased 36% to $788,000 or $.13 per share versus $581,000 or $.10 per share a year ago.

For the nine month period ending August 31, 1997, revenues increased 24% to $23,440,000 as compared to $18,972,000 for the same period last year. Operating profit for the nine month period increased 41% to $2,159,000 as compared to $1,533,000 for the same period last year. Net earnings for the nine month period increased by 28% to $2,022,000 or $.34 per share, up from $1,581,000 or $.28 per share for the prior year.

The Company reports its revenues by two categories, Software and Information Services.


--------------------------------------------------------------------------------
SOFTWARE                        Three Months Ended         Nine Months Ended

                              August 31,   August 31,    August 31,   August 31,
                                1997         1996          1997         1996
                                (000)        (000)         (000)        (000)
--------------------------------------------------------------------------------

PENSION PARTNER                $   958      $   937      $ 3,008      $ 2,857

--------------------------------------------------------------------------------

AGENCY PARTNER                   1,503        1,830        5,018        5,274

--------------------------------------------------------------------------------

SYSTEM INNOVATIONS                 896          805        2,549        2,164

--------------------------------------------------------------------------------

HOME OFFICE SYSTEMS              4,419        2,311       11,174        6,277

--------------------------------------------------------------------------------

TOTAL SOFTWARE                   7,776        5,883       21,749       16,572

--------------------------------------------------------------------------------

SOFTWARE REVENUE:

Total software related revenue which includes software licenses, maintenance, service revenue (time and materials) and other for the three months ended August 31, 1997 increased by 32%. For the nine month period software revenues were up 31% as compared to last year. The increase in software revenues for the quarter and nine month periods was principally driven by higher revenues in Home Office Systems.

Revenues for HOME OFFICE SYSTEMS, which includes FDP/COMPASS and FDP/CLAS, for the quarter and nine month periods ended August 31, 1997 were up 91% and 78%, respectively. Driving the overall increase were revenues related to FDP/COMPASS, the Company's software for group pension/annuity administration. Revenues for FDP/COMPASS for the quarter and the nine month periods rose 108% and 133%, respectively. The increase in revenues is primarily due to the six international contracts executed for the product covering South Africa, the United Kingdom and Australia.

Revenues for FDP/CLAS, the Company's software for life insurance administration, for the quarter and nine month periods rose 69% and 27%, respectively. The recent emergence of FDP/CLAS in the Russian life insurance market led to the third quarter increase.

Revenues in AGENCY PARTNER for the quarter and nine month periods were down 18% and 5%, respectively. Higher revenues relating to FDP/XL, the Company's sales illustration system under Windows(TM), were offset by lower revenues relating to Contact Partner, the Company's contact management program for the financial services professional. Revenues for FDP/XL for the quarter increased 25% to $1.0 million as compared to $.8 million for the prior year. For the nine month period revenues for the product were up 39% to $3.2 million as compared to $2.3 million for the prior year. Revenues relating to Contact Partner for the quarter and nine months ended August 31, 1997 decreased by 46% and 36%, respectively, as compared to the prior year. The Company has recently increased its sales and marketing efforts by hiring a National Sales Manager to build a sales force to sell the Agency Partner product line.

PENSION PARTNER revenues were basically unchanged for the quarter but up 5% for the nine month period ending August 31, 1997. Sales relating to the administration component of FDP/PEN for Windows(TM) system have been deferred pending the expected fourth quarter release of the product.

Revenues for System Innovations for the quarter and nine month periods were up 11% and 18%, respectively. Revenues for the nine month period were higher as nine full months of revenue were reported for the period ended August 31, 1997 as compared to only eight months of revenue in 1996 for the same period.

--------------------------------------------------------------------------------
INFORMATION SERVICES                 Three Months Ended      Nine Months Ended

                                    August 31,  August 31, August 31, August 31,
                                       1997        1996       1997       1996
                                       (000)      (000)       (000)      (000)
--------------------------------------------------------------------------------
PENSION PARTNER                      $  102      $  183      $  393      $  573

--------------------------------------------------------------------------------

AGENCY PARTNER                           34          51         104         203

--------------------------------------------------------------------------------

FDP/CLAS                                374         577       1,194       1,624

--------------------------------------------------------------------------------

TOTAL INFORMATION SERVICES           $  510      $  811      $1,691      $2,400

--------------------------------------------------------------------------------


INFORMATION SERVICES REVENUE:

Total information services revenue for the quarter and nine month periods ended August 31, 1997, as compared to last year, decreased by 37% and 30%, respectively. Information service revenue for Pension Partner and Agency Partner has been on a downward trend as customers that access the various software programs on a time-sharing basis are purchasing the products for use on personal computers. Information service revenue for FDP/CLAS, which had increased in fiscal 1996, reported a decrease in revenues for the quarter and nine months ended August 31, 1997. This decrease specifically relates to a major customer who purchased a license to take the system in-house during the last quarter of fiscal 1996.

COSTS AND EXPENSES:

The Company's total cost of sales and services for the quarter and nine month periods ending August 31, 1997 were $7,395,000 and $21,281,000 as compared to $6,121,000 and $17,439,000 for the same periods last year, representing increases of 21% and 22%, respectively. Most of the increase for both periods was related to higher personnel related costs for the Company mainly concentrated in the FDP/COMPASS division.

For the quarter and nine months ended August 31, 1997, costs related to product development, maintenance and enhancements for software have increased whereas costs for information services have decreased. This change reflects the continuing trend of the shifting of the Company resources away from information services, a decreasing revenue base, to software product development, a growing revenue base.

Selling, general and administrative expenses for the quarter and nine month periods ended August 31, 1997 were $1,262,000 and $3,542,000 as compared to $1,048,000 and $3,049,000, respectively, representing increases of 20% and 16%. Most of the increase is due to higher selling related expenses.

INTEREST INCOME:

Interest earned primarily on the Company's portfolio of U.S. Treasury Bills and Notes for the quarter ended August 31, 1997 was $319,000 as compared to $276,000 for the same period last year representing an increase of 16%. The average interest earning rate for the third quarter of 1997 was 6.23% as compared to 5.97% for the same period last year. The increase in interest income in 1997 is due to a higher portfolio value. (See Financial Condition)

PROVISION FOR INCOME TAXES:

The Company's effective income tax rate was 35% and 32% for the quarters ended August 31, 1997 and 1996, respectively. The tax rate in 1997 increased due to a reduction in benefits provided by research and development credits.

FINANCIAL CONDITION

The Company continues to maintain a highly liquid and virtually debt free balance sheet. As of August 31, 1997 and November 30, 1996 cash and marketable securities were $19,930,000 and $18,779,000, representing 63% and 65% of total assets for the respective periods.

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

Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits - None

         b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended August 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: OCTOBER 13, 1997                FDP CORP.



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