Form 10-K
period 1997-11-30
FDP CORP
filed 1998-02-27
CIK 722826

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


  For the fiscal year ended November 30, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


  For the transition period from _____ to _____ .


                        Commission file number: 0-11770


                                    FDP CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Florida                                     59-138243
--------------------------------------------------------------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)


         2140 South Dixie Highway
              Miami, Florida                                   33133
--------------------------------------------------------------------------------
    (Address of principal executive offices)                 (Zip Code)



Registrant's telephone number, including area code:  (305) 858-8200

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting Common Stock held by non-affiliates (based upon the closing price as reported by the National Association of Securities Dealers) on January 31, 1998 was approximately $24,306,000.

As of January 31, 1998, there were 5,855,212 shares of Common Stock, par value $.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders, scheduled to be held on April 21,1998, are incorporated by reference in Part III hereof.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

FDP Corp., a Florida corporation ("FDP" or the "Company"), has been engaged in the development, marketing and support of computer applications software to meet the needs of the life insurance and employee benefit industry since 1968. The Company is owned 51.8% as of January 31, 1998 by an individual shareholder who has voting control. The software is available for operation on standalone mainframe, mini- and/or microcomputers and/or may be accessed on a timeshare basis. In the Pension Partner division, software products are developed for use by actuaries, life insurance agents, life insurance companies, third party administrators, employee benefit plan consultants, lawyers, bankers, accountants and others. The products are used to promote sales of, and assist in the administration of, defined benefit, defined contribution and cafeteria plans by providing clients with an analysis of tax benefits and funding assumptions. Products in the Company's Agency Partner division are used by life insurance agents in demonstrating to their clients interest-sensitive and other life insurance policies and to market and manage their prospects and clients. In the Home Office Systems division, software systems are developed for use by life insurance company home offices and other financial institutions in handling the unique administration and processing requirements of life insurance, pension and annuity products.

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

The revenues from sales of software systems in the Home Office Systems division are usually derived from large contracts. Due to normal delays and factors associated with the size of these contracts, the effect of these revenues on a fiscal quarter or fiscal year can be variable. (See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations)

ACQUISITION

On December 28, 1995 the Company acquired Existential Systems Inc. (d/b/a System Innovations). The purchase price consisted of 75,000 shares of the Company's Common Stock $.01 par value ("Common Stock") valued at $5.25 per share. The transaction was accounted for as a purchase, and the results of operations for System Innovations are included in the consolidated statements of earnings from the acquisition date. Goodwill of $313,000 was recorded as a result of the transaction. System Innovations based in Littleton, Colorado, has been in business since 1984 and develops software applications for the life insurance industry. An additional 75,000 shares of the Company's Common Stock will be issuable in the event that System Innovations achieves certain earnings for fiscal years ending November 30, 1998 and 1999. These shares would be paid in two equal installments of 37,500 shares on the third and fourth anniversary dates of the acquisition.

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

FDP/VISION addresses these issues. At the core of FDP/VISION solution lies a relational database which enables all systems used within FDP/VISION to access and share the same information. The Company has created a database model that addresses the data storage needs of life insurance agents, home offices and employee benefit professionals. The ability to share data will eliminate repetitive data entry, reduce the risk of error and provides easy access to data. Another part of the FDP/VISION solution is a common user interface. FDP not only coordinates the look and feel of all its applications but also will utilize the standard interface elements of Microsoft Windows. The consistency with these familiar elements will reduce the users learning curve for the systems developed under FDP/VISION. The FDP/VISION design is also based upon object modeling allowing the various systems to make use of reusable business objects. These objects have been designed to comply with emerging standards such as OLE for Life Insurance (OLifE) and Microsoft COM.

The Company's commitment to this system design and development strategy has been validated by the insurance industry as evidenced by the increasing sales of the products released under FDP/VISION, multiple sales of VISION products to the same customers and the growing list of customers interested in purchasing the additional applications as soon as they are released. The Company continues to dedicate resources to advancement of FDP/VISION in an effort achieve the Company's strategy and gain market share over the competition.

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

PENSION PARTNER

The Company's Pension Partner systems are designed to compute and illustrate interactively various pension and employee benefit plans based upon assumed financial and tax parameters governed by considerable Federal tax regulations, economic conditions, actuarial concepts, and certain standard business factors in the industry. These systems are used to assist self-employed individuals and owners of small businesses to maximize the use of existing tax law to shelter income and provide significant tax free death benefits to their survivors through pension and employee benefit plans.

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

      - PDQ/PRO                  IRS-approved automated pension document
        for Windows              generation systems for Master or Regional
        and PDQ/VIP              Prototype plans and Volume Submitter
                                 Individualized Plans.

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

AGENCY PARTNER

FDP's Agency Partner division is responsible for developing integrated software applications to support the needs of today's life insurance companies. These systems assist in increasing sales, enhancing marketing, servicing clients and managing day-to-day business functions for life insurance professionals. The products in the Agency Partner division performing these integrated operations are Contact Partner(TM), FDP/XL and FINPACK.

Contact Partner is a complete sales, marketing and client management database incorporated into one system. Contact Partner includes all of the functions required for an agent to perform automatic client/prospect tracking, in-force policy servicing, investment tracking, time management, report management, targeted marketing, report generation and letter writing. The system also includes an exclusive Custom Screen Generator and a data conversion feature, making it one of the most flexible and comprehensive systems on the market. A separate commission module allows the tracking and reconciling of commissions.

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

FINPACK, a comprehensive financial planning system, allows agents to analyze a client's financial profile through family needs analysis, estate tax planning and other financial tools. The system permits users to output comprehensive reports, graphs, presentations and charts with superior graphics. This easy-to-use system provides additional features, such as a Tips Wizard & On-line Help and a Conceptual Support Library, all designed to assist the user in providing the right answers, while conveying them in a clear and professional manner.

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

The systems provided by the FDP Home Office division are:

     FDP/CLAS, Comprehensive Life Administration System, which supports universal life and universal variable life as well as traditional life products in the individual, group, COLI (Corporately Owned Life Insurance) and annuity marketplaces.

     FDP/COMPASS, Comprehensive Annuity Support System, which provides for administration of group and individual pension/annuity products (both qualified and non-qualified), including participant record-keeping and plan administration for corporate defined contribution arrangements such as 401(k) plans.

FDP/CLAS and FDP/COMPASS support administration requirements for various insurance company products with a full range of automated financial functions. These include complete accounting for all transactions and comprehensive management information and report generation facilities. The functionality contained within these systems allows FDP to provide the administration and service capabilities required to operate an entire home office.

Utilizing a relational database design along with a Graphical User Interface
(GUI) front-end, FDP/CLAS and FDP/COMPASS now operate in a client/server environment and provide a state-of-the-art technical architecture, allowing for flexibility and ease of use. Capable of running on hardware ranging from workstations to minicomputers with the power of a mainframe, the UNIX-based FDP/CLAS and FDP/COMPASS systems can be quickly installed and easily maintained on a standalone basis at the client's site. FDP/CLAS is also available for those companies that prefer to handle their administrative needs by outsourcing.

SOFTWARE DEVELOPMENT AGREEMENT (ISP ILLUSTRATION SYSTEM)

With the acquisition of System Innovations in fiscal 1996, the Company became party to the ISP Illustration System Software Development Agreement. This agreement represents a joint development effort between the Company, System Innovations and six insurance companies to develop an "advanced marketing illustration system". Upon completion of the joint development effort, the Company will have title to the "advanced marketing illustration system" with full rights to reproduce, publish, sell or distribute. In exchange for these rights, the Company has agreed to pay a royalty to the six insurance companies on license fees earned for new sales of the advanced marketing illustration system. The Company expects to complete development of the new system in 1998.

COMPUTER INFORMATION SYSTEMS

The Company provides timesharing services on its in-house Hewlett-Packard 3000 computer systems. The demand for the Company's timesharing services in the Pension Partner and Agency Partner divisions continues to decline as their various software programs are now more frequently requested for standalone personal computers. Timeshare access for FDP/CLAS also decreased in fiscal 1997 after increasing in fiscal 1996 and 1995. The decrease for fiscal 1997 was related to a major customer that purchased the system to do its processing in-house. The data processing center of the Company operates multiple computers, approximately two-thirds of which are for in-house software development. The Company believes its computers and communication lines are sufficient for its processing needs.

OTHER

The Company is a Microsoft Solutions Provider Partner, Value Added Reseller for Hewlett-Packard and Oracle and an Authorized Applications Specialist in the IBM Business Partner Program.

CUSTOMERS

The clients of the Company include thousands of life insurance agents, numerous insurance companies, many consulting firms specializing in pension and employee benefits, and several nationally recognized accounting firms, law firms and banks, domestic and international.

The Company's major customers include The Prudential, Metropolitan Life, New York Life, John Hancock Mutual Life, Massachusetts Mutual, American International Group, New England Mutual, Mutual Life Insurance Company of New York (MONY), Connecticut Mutual, Continental Assurance (CNA), General American Life, Guardian Life, National Life of Vermont, Minnesota Mutual, Home Life, American United Life, Union Central, U.S. Life, Indianapolis Life, Great-West Life, Safeco Life, ITT/Hartford Life, National Mutual Life Association of Australia Ltd., VVAA, Principal Mutual Life Insurance Company, The Travelers Insurance Company, London & Manchester Assurance Company Ltd., Liberty Life, Alexander Forbes, Investec Management Services, Empire Life Insurance Company, Fidelity Investments Life Insurance Company, Sanlam, Levob Veraekeringen, B.A., and Imperial Life.

REVENUE RECOGNITION AND RELATED MATTERS

The Company's business has not historically been of the nature that results in a backlog of unfilled firm customer orders although some contracts may take several years for completion. Large contracts for the sale and installation of software are billed as phases of the contracts are substantially complete. Sales of software licenses are billed upon shipment of the products to the customer. The Company bills its customers for timesharing services on a monthly basis. Timesharing agreements continue for indefinite terms and are terminable by the customer at any time. Equipment sales are billed upon shipment. The backlog of software sales was insignificant at November 30, 1997.

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

International revenues provided by export sales were $13,384,000 or 41%, $6,307,000 or 24% and $3,403,000 or 18% of consolidated revenues for the years ended November 30, 1997, 1996 and 1995, respectively, and were primarily from customers in South Africa, the United Kingdom, Australia, the Netherlands and Canada.

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

WARRANTIES AND RETURNS

The Company generally does not offer express warranties and limits implied warranties in its timesharing and software licensing agreements. The standard agreement for licensing the Company's systems under base fee arrangements contains provisions purporting to limit warranty liability to the correction of any deviation of a system from its specifications. The Company has not incurred any significant warranty expense to date. The amount of sales returns of hardware and software has been immaterial in the fiscal years ended November 30, 1997, 1996 and 1995.

PRODUCT DEVELOPMENT AND ENHANCEMENT

The computer software industry is characterized by continual technological change, requiring a high level of expenditures for the development and improvement of computer software products. To date, the Company has adapted to such changes by developing substantial functional enhancements to its products. The Company anticipates that it will continue to provide such enhancements to its systems. A substantial amount of the Company's cost of services is associated with the maintenance, enhancement and development of existing and new products, as well as customer service. Research and development expenses charged to cost of sales and services were approximately $6.2 million, $5.8 million, and $3.8 million during fiscal years 1997, 1996 and 1995, respectively.

In 1997, the Company's development efforts centered around the development of the suite of products under FDP/VISION. In Pension Partner, the Company delivered the Windows version of FDP/PEN Proposal System and FDP/PEN Administration System. In addition, enhancements were made to existing products to keep them current with the latest technological advancements and legislative changes. In Agency Partner, the Company released international versions of Contact Partner and FDP/XL. A new version of Contact Partner was released which included a commission tracking module and additional investment features. Finpack was enhanced with estate planning capabilities. In addition, development was started on the 32-bit NT client server versions of these products. In the Home Offices System division, the expansion of the international client base, resulted in new functionality and product capabilities being added to the systems. The Company also continued its efforts towards the integration of FDP/CLAS and FDP/COMPASS under the FDP/VISION strategy. System Innovations neared completion of the "advanced marketing illustration system" that is under development in partnership with six insurance companies.

The Company believes that its future success will depend on its ability to improve existing software products and develop or acquire additional software products. There can be no assurance that such developments will occur or that such acquisitions will be made.

COMPETITION

The Company believes that its major competition is the in-house data processing capability of life insurance companies. In addition, other independent software producers compete in certain market segments served by the Company. The Company believes that its products compete favorably with the competition, although it may be at a competitive disadvantage against companies with greater financial, technological, marketing service and support resources.

The Company believes that the most important considerations for potential purchasers of systems software packages are product capability, customer support and service, integration of the product line, continuity of product enhancement, ease of installation and use, documentation and training, the experience and financial stability of the vendor and to a lesser extent, price. By virtue of its 29 years of experience in developing software for use by the life insurance industry, the Company believes that it has the ability to compete successfully with the data processing systems of life insurance companies and other independent software producers. The Company considers that its competitive position is in part dependent upon its ability to continue to develop software applications in response to the changing conditions of the employee benefit, life insurance and financial planning markets.

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

EMPLOYEES

The Company seeks to employ and retain highly skilled personnel who possess actuarial, marketing and computer programming skills. The Company employs approximately 380 employees, most of whom are employed at the Company's home office and none of whom are members of a union. The Company has experienced a low turn-over rate and believes that its relations with its employees are excellent.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names and ages of the Company's Executive Officers, together with all positions and offices held with the Company by such Executive Officers. Officers are appointed annually by the Board of Directors and serve at the discretion of the Board.

NAME                      AGE     TITLE

Michael C. Goldberg        60     Chairman of the Board, President
                                  and Chief Executive Officer
Cindy Goldberg             50     Secretary and Treasurer
Richard B. Fleischman      46     Senior Vice President, Home Office Systems
Scott Price                39     Senior Vice President, Agency Systems
Mark Silverman             41     Senior Vice President, Chief Financial Officer
Christine Stroud           43     Vice President
Edward Pick                47     Vice President
Beverly Price              46     Vice President
Kathleen Muro              46     Vice President


Michael C. Goldberg, founder of the Company, has been the Chairman, Chief Executive Officer and President of the Company since its formation in 1968. He is an Associate of the Society of Actuaries and a member of the American Academy of Actuaries.

Cindy Goldberg has been a director and the Secretary and Treasurer of the Company since 1968 and served as its Vice President-Administration from its formation until 1982. Cindy Goldberg is the wife of Michael C. Goldberg.

Richard B. Fleischman originally joined the Company in May 1981 as a consulting actuary, heading the group pension area. In 1985, Mr. Fleischman became a corporate Vice President. In November 1997 he was promoted to Senior Vice President of Home Office Systems. He is a member of the American Academy of Actuaries, an Enrolled Actuary, and a Fellow of the Society of Actuaries.

Scott Price joined the Company in January 1981 in charge of technical services. He became Senior Vice President of Agency Systems in November 1997. He is responsible for managing Agency Systems and directing the Company's research and development efforts.

Mark Silverman joined the Company in September 1992 as Chief Financial Officer. He became Senior Vice President of the Company in November 1997. He is a Certified Public Accountant. Prior to joining the Company, he was the Controller for Spectrum Concepts a software development company.

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

ITEM 2.  PROPERTIES

The Company currently rents approximately 57,000 square feet of office space, occupying two locations, and constituting the Company's headquarters, in Miami, Florida, from a partnership, of which its principal shareholder is the general partner (the "Partnership"). The space is rented pursuant to a 5-year lease effective December 1, 1994 which provides for a base rental amount, subject to increases based on increases in the consumer price index, plus taxes, insurance and certain operating expenses. Currently, the annual rent relating to this building is approximately $1,430,000 per year. The Company has the option to renew this lease for another 5 years under the same terms and conditions.

The Company also rents office space at three other locations: 1) 18,000 square feet of office space in Natick, Massachusetts for an annual rent of approximately $350,000 under a lease expiring on November 30, 2002; 2) 10,500 square feet of office space in Littleton, Colorado for an annual rent of approximately $125,000 under a lease expiring on August 31, 2002 and 3) 1,600 square feet of office space in Parktown, South Africa for an annual rent of approximately $11,000 under a lease expiring June 30, 2000.

ITEM 3.  LEGAL PROCEEDINGS

The Company is from time to time involved in routine litigation arising in the ordinary course of business. No litigation in which the Company is presently involved is material to its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 10, 1997, the Company filed with the Securities and Exchange Commission an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, relating to the approval by written consent of shareholder of an increase to 1,220,868 in the number of shares of Common Stock reserved for issuance pursuant to the Company's 1994 Employee Stock Option Plan (the "1994 Plan"). Mr. Michael C. Goldberg, the record and beneficial owner of approximately 53.7% of the outstanding shares of Common Stock, voted all such shares in favor of the increase in the number of shares of Common Stock reserved for issuance pursuant to the 1994 Plan, which vote was sufficient to approve the increase.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on The Nasdaq National Market under the symbol FDPC. The following table sets forth for the periods indicated, the high and low sales prices of the Common Stock as reported on the Nasdaq National Market.

--------------------------------------------------------------------------------
FISCAL 1997:                               High                    Low
--------------------------------------------------------------------------------
       First Quarter                     $10                     $6 1/4
       Second Quarter                      7 3/4                  6 1/8
       Third Quarter                       8 5/8                  7 1/8
       Fourth Quarter                     11 1/4                  7 3/4

--------------------------------------------------------------------------------
FISCAL 1996:                               High                    Low
--------------------------------------------------------------------------------
       First Quarter                     $ 6 1/2                 $5
       Second Quarter                      8 7/8                  5 3/8
       Third Quarter                       9 1/8                  7 1/2
       Fourth Quarter                     10 7/8                  7 5/8

As of November 30, 1997 there were approximately 100 record holders of the Common Stock excluding security position listings. The Company would have approximately 947 record holders if security positions listings were included.

On April 24, 1996, the Company's Board of Directors approved an annual cash dividend of $.04 per share of Common Stock, adjusted to reflect the three-for two stock split discussed below, and paid to shareholders of record on May 10, 1996.

On November 12, 1996, the Company's Board of Directors approved a three-for-two stock split in which each two shares of outstanding Common Stock were converted into three shares of Common Stock by way of a 50% stock dividend. The stock dividend was payable to shareholders of record as of the close of business on November 26, 1996. The stock prices in the above table have been adjusted retroactively to reflect the split.

On February 13, 1997, the Company's Board of Directors approved a quarterly cash dividend of $.0125 per share of Common Stock, totaling $.05 per share for fiscal 1997.

On February 4, 1998, the Company's Board of Directors approved a quarterly cash dividend of $.0125 per share of Common Stock, payable March 13, 1998 to shareholders of record on February 26, 1998.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

The selected consolidated financial data set forth below has been derived from the consolidated financial statements of the Company. The consolidated financial statements as of November 30, 1997 and 1996 and for the three years ended November 30, 1997 have been audited by KPMG Peat Marwick LLP, independent auditors, and such consolidated financial statements and the report thereon are included elsewhere herein. The consolidated financial statements as of November 30, 1995, 1994 and 1993 and for the two years ended November 30, 1994 have also been audited by KPMG Peat Marwick LLP and are not included herein.

Historical summary                                    1997          1996              1995           1994          1993
                                                    --------      --------          --------       --------      --------

Results of Operations
  Revenues                                          $ 32,817      $ 26,445(a)       $ 19,389       $ 18,371      $ 16,977
  Operating profit (loss)                              3,343         2,191             1,069            427          (316)
  Interest income                                      1,235         1,073               968            725           632
  Foreign exchange gain (loss) and other                   6            (3)               (7)             9           (73)
  Earnings before income taxes                         4,584         3,261             2,030          1,161           243
  Net earnings                                         2,980         2,225             1,468            652           151
  Net earnings per share (b)                             .50           .39               .27            .13           .03
  Weighted averages shares outstanding (b)             5,938         5,751             5,385          5,164         5,114

Financial Condition
  Working capital                                   $ 12,799      $ 13,723          $ 10,155       $  9,694      $ 16,656
  Total assets                                        33,088        29,112            23,660         21,520        20,298
  Stockholders' equity                                27,471        23,562            20,062         18,240        17,480


Quarterly results (Unaudited)                                         First        Second             Third         Fourth
                                                                     Quarter       Quarter           Quarter        Quarter
                                                                     --------      --------          --------       --------
Fiscal 1997:
  Revenues                                                           $  7,262      $  7,892          $  8,286       $  9,377
  Operating profit                                                        490           778               891          1,184
  Net earnings                                                            529           705               788            958
  Net Earnings per share                                                  .09           .12               .13            .16
  Weighted average shares outstanding                                   5,840         5,850             5,954          6,079

Fiscal 1996:
  Revenues                                                           $  5,900      $  6,378          $  6,694       $  7,473
  Operating profit                                                        427           534               573            657
  Net earnings                                                            462           538               581            644
  Net Earnings per share  (b)                                             .08           .09               .10            .11
  Weighted average shares outstanding  (b)                              5,524         5,731             5,809          5,850



(a) Fiscal year 1996 revenues include revenues of $3,186 related to System Innovations, an acquisition accounted for as a purchase. See Note 1 to the Consolidated Financial Statements.
(b) In fiscal year 1996, the Company declaraed a three-for-two stock split. Prior year share and per share amounts have been restated to reflect the split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company develops and sells a variety of applications software systems that facilitate the marketing and administrative functions for the life insurance and employee benefit industries. Support services such as design, installation, customization, maintenance, consulting and training are routinely performed. Information services are provided to clients for calculating certain values within life insurance policies, pension contracts and sales illustrations. The Company is a Microsoft(R) Solutions Provider Partner, Value Added Reseller for Hewlett-Packard and Oracle, and an Authorized Applications Specialist in the IBM Business Partner Program.

ACQUISITION

On December 28, 1995, the Company acquired Existential Systems Inc. (d/b/a System Innovations). The purchase price consisted of 75,000 shares of the Company's Common Stock $.01 par value ("Common stock") valued at $5.25 per share. The transaction was accounted for as a purchase, and the results of operations for System Innovations are included in the consolidated statements of earnings from the acquisition date. Goodwill of $313,000 was recorded as a result of the transaction. System Innovations based in Littleton, Colorado, has been in business since 1984 and develops software applications for the life insurance industry. An additional 75,000 shares of the Company's Common Stock will be issuable in the event that System Innovations achieves certain earnings for fiscal years ending November 30, 1998 and 1999. These shares would be paid in two equal installments of 37,500 shares on the third and fourth anniversary dates of the acquisition.

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

                                             Year Ended
(IN THOUSANDS, EXCEPT PER SHARE DATA)       November 30,
                                                1995
--------------------------------------------------------

Revenues                                      $22,490
Net earnings                                  $ 1,682
Net earnings per share                        $   .31

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

Annual revenues reflect the Company's ability to develop new computer software products, or enhance existing ones, then successfully market its software and related services. Several factors influence the Company's results of operations including advances in computer technology and changes in governmental regulations. The Company's business is not seasonal even though quarterly revenues and net earnings may vary. The variation is primarily due to uncertain timing of customers' decisions, over which the Company has little control, regarding the purchase of software systems.

The Company's total revenue, exclusive of interest earnings, was $32,817,000, $26,445,000 and $19,389,000, for the fiscal years ended November 30, 1997, 1996 and 1995, respectively. Total revenues in 1997 and 1996 increased by 24% and 36%, respectively. The Company reports its revenues by two major types: software and information services.

SOFTWARE REVENUES


(IN THOUSANDS)                              1997           Change            1996            Change            1995
                                       --------------- ---------------- ---------------- ---------------- ---------------
AGENCY PARTNER                               $7,446               8%         $  6,900           10%           $  6,245
PENSION PARTNER                               4,202               9%            3,844           -1%              3,901
HOME OFFICE SYSTEMS                          15,396              65%            9,357           49%              6,291
SYSTEM INNOVATIONS                            3,588              13%            3,186
                                       --------------- ---------------- ---------------- ---------------- ---------------
Total Software                              $30,632              32%        $  23,287           42%           $ 16,437
% of total Revenue                               93%                               88%                              85%




Total software-related revenues, which includes software sales, maintenance, service revenue (time and materials), net equipment sales and other, for fiscal 1997 increased $7,345,000 or 32% as compared to the prior year. For fiscal 1996, software-related revenues increased by $6,850,000 or 42% as compared to the prior year.

The increase in software revenues for fiscal 1997 was driven by HOME OFFICE SYSTEMS which includes FDP/COMPASS and FDP/CLAS which increased by 102% and 24%, respectively. The increase in FDP/COMPASS was the result of license fees and service revenue earned from the outstanding contracts for the delivery of the product in South Africa, Australia and the United Kingdom. FDP/CLAS revenues increased due to a new contract executed with an insurance company in the Netherlands and the Company's first sale of the CLAS system to a Russian life insurance company. In 1996, revenues for the Home Office Systems division increased by 49%. The increase in revenues was mainly related to sales of the FDP/COMPASS system. In fiscal 1996, revenues for the product more than tripled to $4,858,000 from $1,533,000 for the prior year due to the success of the Company's international marketing efforts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Agency Partner revenues which include the products Contact Partner(TM), FDP/XL and FINPACK, were up $546,000 or 8% for 1997. A 20% increase in software related revenues for FDP/XL and FINPACK were offset by lower revenues relating to Contact Partner(TM). In 1996 revenues relating to these products were up $655,000 or 10%.

Pension Partner revenues increased in 1997 as Windows versions of the FDP/PEN Administration and Proposal systems were released. Software revenues for the division were up 9% for 1997 as customers began to receive delivery of the new systems in the fourth quarter. Pension Partner software revenues in 1996 were basically unchanged as compared to the prior year as higher maintenance related revenue was offset by lower software sales.

System Innovation revenues in 1997 increased 13% as compared to last year as the advanced-technology life insurance proposal system that is in development with six major insurance companies neared completion.

INFORMATION SERVICES REVENUE

(IN THOUSANDS)                              1997           Change            1996            Change            1995
                                       --------------- ---------------- ---------------- ---------------- ---------------
AGENCY PARTNER                                 $135             -46%           $  249          -24%             $  328
PENSION PARTNER                                 493             -33%              733          -16%                868
HOME OFFICE SYSTEMS:
    FDP/CLAS                                  1,557             -28%            2,176           24%              1,756
                                       --------------- ---------------- ---------------- ---------------- ---------------
Total Information Services                   $2,185             -31%         $  3,158            7%            $ 2,952
% of total Revenue                                7%                               12%                              15%



Total information services revenue, consisting primarily of timesharing charges, for fiscal 1997, decreased by 31%. The decrease was related to a major customer of FDP/CLAS that purchased the system to do its processing in-house and the continued decline of timesharing charges in Agency Partner and Pension Partner. In 1996, information services had increased by 7% as compared to 1995. The 1996 increase was the result of a 24% increase in revenue for FDP/CLAS due to higher usage of the system. Information services revenue as a percentage of total revenues has declined over the last few years as software related revenues have increased.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COSTS AND EXPENSES

(IN THOUSANDS)                              1997            Change            1996           Change           1995
                                       ---------------- ---------------- --------------- ---------------- --------------
Product development, maintenance
and enhancements:
    Software                                 $23,184           27%           $ 18,240           47%            12,383
    Information Services                       1,107           -9%              1,211          -36%             1,906
Selling, general and admin.                    4,776           10%              4,329           23%             3,529
Telecommunications                               407          -14%                474           -6%               502
                                       ---------------- ---------------- --------------- ---------------- --------------
Total costs & expenses                       $29,474           22%           $ 24,254           32%          $ 18,320
% of total revenue                                90%                              92%                             94%



The Company's costs and expenses for 1997, increased by $5,220,000 or 22% after increasing $5,934,000 or 32%, in 1996. In 1997 the increase was related to higher personnel costs relating to FDP/COMPASS and development efforts related to the suite of products under FDP/VISION. In 1996, approximately 50% of the increase in costs and expenses related to the acquisition of System Innovations. The remainder of the increase in costs and expenses for 1996 related primarily to higher personnel related expenses for development efforts.

For 1997 and 1996, costs and expenses related to software continue to increase, whereas the costs and expenses related to information services have decreased. This trend reflects the shifting of Company resources away from information services, a decreasing revenue base, to software product development, a growing revenue base. Total selling, general and administrative expenses for 1997 increased by $447,000 or 10% after increasing $800,000 or 23% in 1996. In 1997 the increase was related to higher selling related expenses and administrative costs. The increase in 1996 was mainly related to the acquisition of System Innovations and higher selling related expenses.

OTHER INFORMATION

(IN THOUSANDS)                              1997            Change            1996           Change           1995
                                       ---------------- ---------------- --------------- ---------------- --------------
Personnel costs                              $19,595           20%           $ 16,273          28%           $ 12,714
% of total revenue                                60%                              62%                             66%
Research and development
expenditures                                  $6,225            8%            $ 5,778           52%            $ 3,794
% of total revenue                                19%                              22%                              20%



In 1997 and 1996 personnel costs, which include employee compensation, payroll taxes and employee benefits, increased by $3,322,000 or 20% and $3,559,000 or 28%, respectively. Approximately, 50% of the increase in 1996 related to the acquisition of System Innovations.

The increases in research and development ("R&D") expenditures for 1997 were mainly related to the development and upgrade of products under FDP/VISION. In 1996, the increase was related to development and the acquisition of System Innovations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FDP supports a variety of research and development programs in an effort to continuously provide leading edge products to the life insurance and pension industries. Capitalizable software development costs relating to new products have not been significant and have been charged to research and development expense as incurred. Many of the Company's research and development expenditures, especially those related to product enhancements and modifications, are billed to the customer.

INVESTMENT INCOME

(IN THOUSANDS)                                  1997           Change           1996          Change          1995
                                          ----------------- -------------- --------------- -------------- --------------
Interest income                                 $1,235            15%          $ 1,073            11%          $ 968
Average interest-earning rate                     6.09%                           5.90%                         5.77%

The Company's investment income principally relates to the marketable securities portfolio that consists of U.S. Treasury Securities. The amount of interest income earned is primarily the result of the average interest rates on the instruments in the securities portfolio.

INCOME TAXES

(IN THOUSANDS)                                  1997           Change           1996          Change          1995
                                          ----------------- -------------- --------------- -------------- --------------
Provision for income taxes                      $1,604            55%          $ 1,036            84%          $ 562
Effective income tax rate                           35%                            32%                            28%


The Company provides for federal, foreign and state income taxes on sources of income effectively connected with trade or business within the United States and within each applicable state. The 1997 income tax rate increase was due to the reduction in research and development credits and the foreign sales corporation
(FSC) benefit. In 1996, the effective income tax rate increased due to a reduction in benefits provided by research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain a highly liquid and virtually debt-free balance sheet. Expenditures for property and equipment used for software development, information services and other operations were $2,047,000, $1,200,000, $1,387,000 for fiscal years 1997, 1996 and 1995, respectively. The increase in expenditures for 1997 related to leasehold improvements on new office space for the Company.

Management believes that existing working capital and funds generated by operations will be sufficient to meet the Company's anticipated capital needs in connection with its present and proposed activities. At November 30, 1997, there were no long-term commitments for the Company's working capital other than for leases of premises.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(IN THOUSANDS)                                  1997           Change           1996          Change          1995
                                          ----------------- -------------- --------------- -------------- --------------
Cash, cash equivalents and
  Marketable securities-
  End of year                                  $19,831             6%          $ 18,779           17%        $ 16,111
Working capital                                $12,799            -7%          $ 13,723           35%        $ 10,155



Cash, cash equivalents and marketable securities for 1997 and 1996 grew due to cash flow from operating activities and cash received upon the exercise of stock options.

FOREIGN CURRENCY EXCHANGE

International sales are sometimes invoiced and paid for in foreign currencies. Therefore, revenues from these sales will be affected by fluctuations of foreign currencies versus the U.S. dollar. The Company attempts to minimize its foreign currency exposure by executing its contracts in U.S. currency. The foreign exchange gains (losses) were minimal for fiscal years ending 1997, 1996 and 1995.

EFFECTS OF INFLATION

Although the effects of inflation upon the Company's costs and expenses cannot be precisely measured, inflation has caused increases in personnel and other operating costs. Within the limits imposed by the respective marketplace, the Company attempts to control its expenditures through a variety of management-supervised policies.

SFAS NO. 130

In June 1997 the Financial Accounting Standards Board ("FASB") Issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items to be reported in a separate financial statement. The Company does not believe that adoption of SFAS No.130 will have a significant impact on its financial reporting.

SFAS NO. 131

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way the public business enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company does not believe that adoption of SFAS No. 131 will have a significant impact on its financial reporting.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SFAS NO. 128

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

STATEMENT OF POSITION (SOP) 97-2

In October 1997, the AICPA issued Statement of Position (SOP) 97-2, SOFTWARE REVENUE RECOGNITION, which supersedes SOP 91-1. The Company will be required to adopt SOP 97-2 for software transactions entered into beginning December 1, 1998, and retroactive application to years prior to adoption is prohibited. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, postcontract customer support, installation, training, etc.) to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence which is specific to the vendor. The revenue allocated to software products (including specified upgrades/enhancements) generally is recognized upon delivery of the products. The revenue allocated to postcontract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements (such as training and installation) generally is recognized as the services are performed. If a vendor does not have evidence of fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered.

YEAR 2000

The Company has developed a plan to deal with the Year 2000 problem and began addressing these issues to ensure that all products sold are Year 2000 compliant. The plan provides for these efforts to be completed by the end of 1999. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The total cost of the plan is not estimated to be significant to the Company's financial position. The Company is expensing all costs associated with these changes as the costs are incurred.

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

ITEM 8.  REPORT OF INDEPENDENT AUDITORS
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Report of Independent Auditors                                                                     Page 25

    Consolidated Balance Sheets as of November 30, 1997 and 1996                                       Page 26

    Consolidated Statements of Earnings for the years ended                                            Page 27
    November 30, 1997, 1996 and 1995

    Consolidated Statements of Cash Flows for the years ended                                          Page 28
    November 30, 1997, 1996 and 1995

    Consolidated Statements of Stockholders' Equity for the years                                      Page 29
    ended November 30, 1997, 1996 and 1995

    Notes to Consolidated Financial Statements                                                         Page 30-41



                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
FDP Corp.:

We have audited the accompanying consolidated balance sheets of FDP Corp. and subsidiaries as of November 30, 1997 and 1996, and the related consolidated statements of earnings, cash flows and stockholders' equity for each of the years in the three-year period ended November 30, 1997. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule, Schedule II - Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of FDP Corp. and subsidiaries as of November 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP

Miami, Florida
January 16, 1998

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           FDP CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                        November 30,
                                                                                                  1997               1996
                                                                                               ------------       ------------
ASSETS
Current assets:
    Cash and cash equivalents                                                                  $    4,109         $     6,300
    Marketable securities                                                                           4,825               5,365
    Accounts receivable, less allowance for uncollectible
       accounts of $384 in 1997 and $444 in 1996                                                    6,967               5,649
    Notes receivable - current                                                                        671                 403
    Prepaid expenses                                                                                  145                  91
    Deferred income taxes                                                                             246                 327
    Costs and earnings in excess of billings on uncompleted contracts                                 774                 562
    Other                                                                                              69                  79
                                                                                               ------------       ------------
       Total current assets                                                                        17,806              18,776
Property and equipment, net                                                                         3,848               2,719
Other assets:
    Marketable securities                                                                          10,897               7,114
    Notes receivable - non-current                                                                    109                 185
    Goodwill, net                                                                                     137                 241
    Other                                                                                             291                  77
                                                                                               ------------       ------------
Total assets                                                                                   $   33,088         $    29,112
                                                                                               ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                                                   $    4,095         $     2,900
    Income taxes payable                                                                              399                 239
    Billings in excess of costs and earnings on uncompleted contracts                                 513               1,914
                                                                                               ------------        -----------
       Total current liabilities                                                                    5,007               5,053

Deferred income taxes                                                                                 610                 497
                                                                                               ------------        -----------
Total liabilities                                                                                   5,617               5,550

Stockholders' Equity:
    Preferred stock; $.01 par value.  Authorized 10,000 shares; none issued
    Common stock; $.01 par value.  Authorized 30,000 shares;
    shares issued and outstanding 5,777 in 1997 and 5,518 in 1996                                      58                  55
    Paid-in capital                                                                                10,500               9,282
    Retained earnings                                                                              16,913              14,225
                                                                                               ------------        -----------
       Total stockholders' equity                                                                  27,471              23,562
                                                                                               ------------        -----------
    Total liabilities and stockholders' equity                                                 $   33,088          $   29,112
                                                                                               ============        ===========

See accompanying notes to consolidated financial statements.

                           FDP Corp. and Subsidiaries
                       Consolidated Statements of Earnings

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                       Year Ended November 30,
                                                                        ------------------------------------------------------
                                                                           1997                1996                 1995
                                                                        ------------       --------------       --------------
Revenues:
    Software                                                            $    30,632        $    23,287          $    16,437
    Information services                                                      2,185              3,158                2,952
                                                                        ------------       --------------       --------------
                                                                             32,817             26,445               19,389
Cost of sales and services:
Product development, maintenance and enhancements
      Software                                                               23,184             18,240               12,383
      Information services                                                    1,107              1,211                1,906
Selling, general and administrative expenses                                  4,776              4,329                3,529
Telecommunications                                                              407                474                  502
                                                                        ------------       --------------       --------------
                                                                             29,474             24,254               18,320
                                                                        ------------       --------------       --------------

Operating profit                                                              3,343              2,191                1,069

Other:
      Interest income                                                         1,235              1,073                  968
      Foreign currency gain (loss) and other, net                                 6                 (3)                  (7)
                                                                        ------------       --------------       --------------
Net other income                                                              1,241              1,070                  961
                                                                        ------------       --------------       --------------

Earnings before income taxes                                                  4,584              3,261                2,030

Provision for income taxes                                                    1,604              1,036                  562
                                                                        ------------       --------------       --------------

Net earnings                                                            $     2,980        $     2,225          $     1,468
                                                                        ============       ==============       ==============

Net earnings per share                                                  $       .50        $       .39          $       .27
                                                                        ============       ==============       ==============

Weighted average number of shares
    used in per share calculations                                            5,938              5,751                5,385



See accompanying notes to consolidated financial statements.

                           FDP Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                 (IN THOUSANDS)

                                                                              Year Ended November 30,
                                                                       1997              1996             1995
                                                                    -----------       -----------       ----------
Cash flows from operating activities:
Net earnings                                                        $  2,980          $   2,225         $   1,468
                                                                    -----------       -----------       ----------
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
    Depreciation and amortization of property,
      equipment and intangibles                                          972                866               554
    Increase (decrease) in deferred taxes                                194               (163)                6
    Changes in assets and liabilities; net of effects
      from acquisition of business:
    Increase in accounts receivable, net                              (1,318)            (1,447)           (1,105)
    (Increase) decrease in prepaid expenses                              (54)                27               (89)
    (Increase) decrease in costs and earnings in
      excess of billings on uncompleted contracts                       (212)              (438)              395
    (Increase) decrease in other assets                                 (154)                (3)              110
    Increase (decrease) in accounts payable
      and accrued expenses                                             1,122               (580)              289
    (Decrease) increase in billings in excess of
      costs and earnings on uncompleted contracts                     (1,401)             1,865               (45)
    Increase (decrease) in income taxes payable                          160                (16)              (32)
                                                                    ---------------------------------------------
    Total adjustments                                                   (691)               111                83
                                                                    ---------------------------------------------
       Net cash provided by operating activities                       2,289              2,336             1,551

Cash flows from investing activities:
    Proceeds from redemption of marketable securities                  2,121              4,960             7,168
    Purchase of marketable securities                                 (5,364)            (4,629)           (5,762)
    Proceeds from the sale of equipment                                   --                 10                15
    Proceeds from note receivable                                        867                882               265
    Acquisition of note receivable                                    (1,059)              (426)             (893)
    Acquisition of business, net of cash acquired                         --                185                --
    Equipment acquired                                                (2,047)            (1,200)           (1,387)
                                                                    -----------       -----------       ----------
       Net cash used in investing activities                          (5,482)              (218)             (594)

Cash flows from financing activities:
    Proceeds from exercise of stock options                              727                629               278
    Stock option income tax benefit                                      494                468                76
    Cumulative translation adjustment                                     (9)
    Dividend payment                                                    (210)              (216)               --
                                                                    -----------       -----------       ----------
    Net cash provided by financing activities                          1,002                881               354

Net (Decrease) increase in cash and cash equivalents                  (2,191)             2,999             1,311
Cash and cash equivalents at beginning of year                         6,300              3,301             1,990
                                                                    -----------       -----------       ----------
Cash and cash equivalents at end of year                            $  4,109          $   6,300         $   3,301
                                                                    -----------       -----------       ----------

See accompanying notes to consolidated financial statements.

                           FDP Corp. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity

                                 (IN THOUSANDS)

                                                    Common Stock
                                             ----------------------------
                                                                                                                          Total
                                                                                 Paid-in           Retained         Stockholders'
                                               Shares          Amount            Capital           Earnings             equity
                                             -----------     ------------     ---------------    --------------     ----------------
Balance at November 30, 1994                    5,092          $    51          $   7,441           $ 10,748           $ 18,240
Exercise of stock options                         110                1                277                                   278
Stock option income tax benefit                                                        76                                    76
Net earnings                                                                                           1,468              1,468
                                             -----------     ------------     ---------------    --------------     ----------------
Balance at November 30, 1995                    5,202               52              7,794             12,216             20,062

Exercise of stock options                         241                2                627                                   629
Stock option income tax benefit                                                       468                                   468
Stock issued for acquisition                       75                1                393                                   394
Dividend payment                                                                                        (216)              (216)
Net earnings                                                                                           2,225              2,225
                                             -----------     ------------     ---------------    --------------     ----------------
Balance at November 30, 1996                    5,518               55              9,282             14,225             23,562

Exercise of stock options                         259                3                724                                   727
Stock option income Tax benefit                                                       494                                   494
Cummulative translation adjustment                                                                        (9)                (9)
Dividend payment                                                                                        (283)              (283)
Net earnings                                                                                           2,980              2,980
                                             -----------     ------------     ---------------    --------------     ----------------
Balance at November 30, 1997                    5,777         $     58           $ 10,500           $ 16,913           $ 27,471
                                             -----------     ------------     ---------------    --------------     ----------------

See accompanying notes to consolidated financial statements.

                           FDP Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FDP Corp. and its subsidiaries (the "Company") develop, market and support a wide variety of applications and software systems for mainframe, mini- and microcomputers and for access on a timesharing basis. The systems are used by life insurance agents, insurance company home offices, employee benefit consultants and others to market and administer life insurance products and employee benefit plans.

ACQUISITION

On December 28, 1995, the Company acquired Existential Systems Inc. (d/b/a System Innovations). The purchase price consisted of 75,000 shares of FDP Corp. Common Stock valued at $5.25 per share. The transaction was accounted for as a purchase, and the results of operations for System Innovations are included in the statement of earnings from the acquisition date. Goodwill of $313,000 was recorded as a result of the transaction. System Innovations based in Littleton, Colorado, has been in business since 1984 and develops software applications for the life insurance industry. An additional 75,000 shares of the Company's Common Stock will be issuable in the event that System Innovations achieves certain earnings for fiscal years ending November 30, 1998 and 1999. These shares would be paid in two equal installments of 37,500 shares on the third and fourth anniversary dates of the acquisition.

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

                                      Year Ended
(IN THOUSANDS EXCEPT PER SHARE DATA)  November 30,
                                         1995
--------------------------------------------------------------
Revenues                               $22,490
Net earnings                            $1,682
Net earnings per share                    $.31


The accounting and reporting policies of the Company conform to generally accepted accounting principles. The following summarizes the more significant of these policies:

                           FDP Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of FDP Corp. and its wholly-owned subsidiaries, Financial Data Planning Corp., Actuarial Research & Development Corp., FDP Leasing Corp., System Innovations and FDP Software South Africa (Proprietary) Limited. All inter-company accounts and transactions have been eliminated.

CASH EQUIVALENTS

For financial statement purposes, cash equivalents include interest bearing accounts. The Company considers all highly liquid debt instruments with original maturities of less than three months to be cash equivalents.

MARKETABLE SECURITIES

Marketable Securities are classified as held-to-maturity and are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

Marketable securities consist of U.S. Treasury securities and the market value of these securities at each year end approximated their amortized cost. Maturities of marketable securities at November 30, 1997 and 1996 were as follows (in thousands):

                                                 November 30,
Maturity                              1997                       1996
                            -------------------------    ----------------------
Less than 1 year                    $ 4,825                       $  5,365
1 to 2 years                          5,316                          4,806
2 to 3 years                          5,581                          2,308
                            -------------------------    ----------------------
                                    $15,722                       $ 12,479
                            -------------------------    ----------------------

INCOME TAXES

The Company accounts for income taxes under the asset and liability method. Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse.

                           FDP Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

The amount of federal and state income taxes paid during 1997, 1996 and 1995 were $755,000, $638,000 and $492,000, respectively.

FOREIGN CURRENCY EXCHANGE

International sales are sometimes invoiced and paid for in foreign currencies. Therefore, revenues will be affected by fluctuations of foreign currencies versus the U.S. dollar. The resulting foreign exchange gain or loss for the period is reflected in the Company's consolidated financial statements.

International revenues provided by export sales were $13,384,000 or 41%, $6,307,000 or 24% and $3,403,000 or 18% of consolidated revenues for the years ended November 30, 1997, 1996 and 1995, respectively, and were primarily from customers in South Africa, the United Kingdom, Australia, the Netherlands and Canada.

PER SHARE COMPUTATION

Earnings per share is based upon the weighted average number of common shares and dilutive common equivalent shares from stock options outstanding. Common equivalent shares from stock options outstanding during the year included in the weighted average number of shares were 161,000, 233,000 and 183,000 for 1997, 1996 and 1995, respectively.

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

The Company provides its services primarily to the life insurance and employee benefit industries. The Company performs ongoing credit evaluations of its major customers and maintains reserves for potential credit losses. Historically such losses have been immaterial.

                           FDP Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

No single customer accounted for 10% or more of total revenues in the years ended 1997, 1996 and 1995.

GOODWILL

Goodwill related to the acquisition of System Innovations represents the excess of the purchase price over fair market value of the net assets acquired and is being amortized over the expected periods to be benefited, four years on a straight-line basis. The amortization expense recorded in 1997 was $54,000. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

SOFTWARE DEVELOPMENT COSTS

Software development costs are to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Capitalizable software development costs relating to new products have not been significant and have been charged to research and development expense as incurred.

Research and development expenses charged to cost of sales and services were $6,225,000 in 1997, $5,778,000 in 1996 and $3,794,000 in 1995.

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

FINANCIAL ACCOUNTING PRONOUNCEMENTS

In June 1997 the Financial Accounting Standards Board ("FASB") Issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items to be reported in a separate financial statement. The Company does not believe that adoption of SFAS No. 130 will have a significant impact on its financial reporting.

                           FDP Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way the public business enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company does not believe that adoption of SFAS No. 131 will have a significant impact on its financial reporting.

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

In October 1997, the AICPA issued Statement of Position (SOP) 97-2, SOFTWARE REVENUE RECOGNITION, which supersedes SOP 91-1. The Company will be required to adopt SOP 97-2 for software transactions entered into beginning December 1, 1998, and retroactive application to years prior to adoption is prohibited. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, postcontract customer support, installation, training, etc.) to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence which is specific to the vendor. The revenue allocated to software products (including specified upgrades/enhancements) generally is recognized upon delivery of the products. The revenue allocated to postcontract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements (such as training and installation) generally is recognized as the services are performed. If a vendor does not have evidence of fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered.

The Company has developed a plan to deal with the Year 2000 problem and began addressing these issues to ensure that all products sold are Year 2000 compliant. The plan provides for these efforts to be completed by the end of 1999. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The total cost of the plan is not estimated to be significant to the Company's financial position. The Company is expensing all costs associated with these changes as the costs are incurred.

                           FDP Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

NOTE 2

PROPERTY AND EQUIPMENT

Property and equipment which is recorded at cost and depreciated or amortized using the straight-line method, over the estimated useful lives of the assets, consists of the following (in thousands):

                                            Estimated useful               November 30,
                                            Lives in years          1997                    1996
                                            --------------------------------------- ---------------------
Computer and communication
   equipment                                        5-7               $4,902                 $ 4,048
Furniture and fixtures                                7                1,431                   1,379
Leasehold improvements                              5-10               1,805                     865
Vehicles                                              3                   16                      56
                                            -------------------------------------------------------------
                                                                       8,154                   6,348
Less accumulated depreciation                                          4,306                   3,629
                                            -------------------------------------------------------------
                                                                      $3,848                 $ 2,719
                                            -------------------------------------------------------------

Maintenance expense on all owned and leased computer equipment was $216,000 in 1997, $223,000 in 1996 and $200,000 in 1995.

NOTE 3

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

                                                  November 30,
                                         1997                       1996
                                  ----------------------------------------------
Accounts payable                            $185                      $  133

Accrued liabilities:
   Salaries                                1,715                       1,449
   Profit sharing plan                       328                         250
   Deferred revenues                       1,181                         391
   Other                                     686                         677
                                  ----------------------------------------------
                                          $4,095                      $2,900
                                  ----------------------------------------------


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

                           FDP Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

NOTE 5

COMMITMENTS

The Company rents its principal office and certain other facilities for approximately $120,000 per month from a partnership whose general partner is the principal stockholder of the Company. Additional office space is leased from three other parties for approximately $40,000 per month. Total rent expense was $1,414,000 in 1997, $1,265,000 in 1996 and $1,044,000 in 1995. Minimum future rentals on non-cancelable leases with terms greater than one year are as follows (in thousands):

         Year ending
         November 30,
--------------------------------------
    1998                $1,964
    1999                $1,959
    2000                  $541
    2001                  $527
    2002                  $495

NOTE 6

PROFIT SHARING PLAN

The Company has a qualified profit sharing plan that conforms with Section 401(k) of the Internal Revenue Code. The plan provides for the Company to match employee elective contributions in an amount of 50% of such contributions, to a maximum of 3% of annual employee compensation. Company contributions were $337,000 in 1997, $325,000 in 1996 and $242,000 in 1995. Employee vesting in
Company contributions increases in increments of 20% per year starting after one year of service with full vesting of 100% after six years.

                           FDP Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

NOTE 7

INCOME TAXES

The provision for income taxes is comprised of the following (in thousands):

                                                          Year ended November, 30,
                                              1997                1996                  1995
                                         -----------------------------------------------------------
Current
   U.S. Federal                                   $1,136              $ 996                 $ 495
   State and Local                                   233                139                    61
   Foreign Sales Corp. (FSC)                          41                 44                   ---
                                         -----------------------------------------------------------
                                                  $1,410             $1,179                 $ 556
                                         -----------------------------------------------------------


Deferred:
   U.S. Federal                                     $181              $(138)                 $(67)
   State and Local                                    13                 (5)                   73
                                         ----------------------------------------------------------
                                                     194               (143)                    6
                                         ----------------------------------------------------------
                                                  $1,604             $1,036                 $ 562
                                         ----------------------------------------------------------


A reconciliation of the Federal income tax statutory rate with the effective tax rate is as follows:

                                                                 Year ended November 30,
                                                           1997            1996           1995
                                                      --------------------------------------------
Federal income tax at statutory rate                       34%                 34%            34%

Research and development credit                            (2)%                (4)%          (10)%

State income tax, net of federal tax benefit                4%                  4%             4%

Foreign Sales Corp. benefit (FSC)                          (1)%                (2)%           --
                                                      --------------------------------------------
                                                           35%                 32%            28%
                                                      --------------------------------------------

The tax effects of temporary differences which give rise to significant portions of deferred tax assets and deferred tax liabilities at November 30, 1997 and 1996 are as follows (in thousands):

                           FDP Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



                                                 1997             1996
                                             ---------------------------------
Deferred income tax assets:
  Allowance for uncollectible accounts               $105          $ 169
  Accrual for vacation                                178            243
  Other                                                24             65
                                             ---------------------------------
                                                     $307          $ 477
                                             ---------------------------------
Deferred income tax liabilities:
Property and equipment, principally due to
  Difference in depreciation                        $(203)         $(176)
  Tax credits                                        (465)          (332)
  Other                                                (3)          (139)
                                             ----------------- ----------------
                                                    $(671)         $(647)
                                             ----------------- ----------------
Net deferred tax liability                          $(364)         $(170)
                                             ----------------- ----------------

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

NOTE 9

STOCK OPTIONS

The 1984 Non-Qualified Stock Option Plan (the "Stock Option Plan") was established for the benefit of key employees on November 7, 1983. Under the provisions of the Stock Option Plan, employees have the option of paying for exercised options with cash or Company common stock. On April 18, 1994, the Board of Directors, adopted the 1994 Employee Stock Option Plan. The exercise price of the options granted under the stock option plans approximated the market price of the Company's common stock on the date of the grant.

At November 30, 1997, under the 1984 Non-Qualified Stock Option Plan, there were options outstanding for the purchase of 88,000 shares of the Company's stock of which all were vested and exercisable. Under the 1994 Employee Stock Option Plan, there were options outstanding for the purchase of 747,000 shares of the Company's stock of which 688,000 were vested and exercisable. In total, at November 30, 1997, under the 1984 Non-Qualified Stock Option Plan and the 1994 Employee Stock Option Plan, there were options outstanding for 835,000 shares of the Company stock of which 776,000 were vested and exercisable.

                           FDP Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)




A summary of the transactions in shares under the Stock Option Plans is as follows (in thousands, except per share data):

                                                                         1984 Non-Qualified     Option Price
                                                                            Stock Options         Per Share
-------------------------------------------------------------------------------------------------------------------
Outstanding at November 30, 1994                                                 568             $2.17-$3.08
-------------------------------------------------------------------------------------------------------------------
Transactions during fiscal 1995:
      Granted                                                                     --                      --
      Exercised                                                                 (110)            $2.50-$2.83
      Forfeited                                                                  (15)                  $2.50
-------------------------------------------------------------------------------------------------------------------
Outstanding at November 30, 1995                                                 443             $2.17-$3.08
-------------------------------------------------------------------------------------------------------------------
Transactions during fiscal 1996:
      Granted                                                                     --                      --
      Exercised                                                                 (179)            $2.17-$2.83
      Forfeited                                                                   --                      --
-------------------------------------------------------------------------------------------------------------------
Outstanding at November 30, 1996                                                 264             $2.50-$3.08
-------------------------------------------------------------------------------------------------------------------
Transactions during fiscal 1997
      Granted                                                                     --                      --
      Exercised                                                                 (176)                  $2.50
      Forfeited                                                                   --                      --
-------------------------------------------------------------------------------------------------------------------
Outstanding at November 30, 1997                                                  88             $2.50-$3.08



                                                                           1994 Employee        Option Price
                                                                            Stock Options         Per Share
-------------------------------------------------------------------------------------------------------------------
Outstanding at November 30, 1994                                                 320                   $2.83
-------------------------------------------------------------------------------------------------------------------
Transactions during fiscal 1995:
      Granted                                                                     94                   $3.75
      Exercised                                                                   --                      --
      Forfeited                                                                   --                      --
-------------------------------------------------------------------------------------------------------------------
Outstanding at November 30, 1995                                                 414             $2.83-$3.75
-------------------------------------------------------------------------------------------------------------------
Transactions during fiscal 1996:
      Granted                                                                     67             $5.00-$5.25
      Exercised                                                                  (62)                  $2.83
      Forfeited                                                                   --                      --
-------------------------------------------------------------------------------------------------------------------
Outstanding at November 30, 1996                                                 419             $2.83-$5.25
-------------------------------------------------------------------------------------------------------------------
Transactions during fiscal 1997
      Granted                                                                    411             $7.25-$7.75
      Exercised                                                                  (83)            $2.83-$5.00
      Forfeited                                                                   --                      --
-------------------------------------------------------------------------------------------------------------------
Outstanding at November 30, 1997                                                 747             $2.83-$7.75

                           FDP Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

On December 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123). As permitted by SFAS No. 123, the Company has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for the Plans. Accordingly, no compensation cost has been recognized for options granted under the Plans. Had compensation cost for the Plans been determined based on the fair value at the date of grant for awards under the Plans consistent with the method of SFAS No. 123, the Company's net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below.

                                                1997                          1996
                                     ---------------------------  ------------------------------
                                               AS        PRO                AS             PRO
                                            REPORTED    FORMA            REPORTED         FORMA
                                            --------    -----            --------         -----
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Net earnings                            $ 2,980     $2,019           $2,225         $2,118
     Net earnings per share.........            $.50       $.34             $.39           $.37

The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following assumptions used for grants in 1997 and 1996: approximate dividend yield of .5% based upon 10.25 closing stock value at November 30, 1997, expected volatility range of 63%-64%, risk-free interest rate range of 5.3%-6.5% and expected life of three years.

The following table summarizes information about the Company's stock options at November 30, 1997:

(in thousands)

                                OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                      -----------------------------------------  ---------------------------------
                          NUMBER       WEIGHTED                       NUMBER
                       OUTSTANDING      AVERAGE     WEIGHTED       OUTSTANDING       WEIGHTED
                          AS OF        REMAINING    AVERAGE           AS OF          AVERAGE
                        NOVEMBER 30,  CONTRACTUAL   EXERCISE       NOVEMBER 30,      EXERCISE
   GRANT PRICE             1997          YEARS        PRICE            1997            PRICE
------------------       --------        -----        -----          --------          -----
     $ 2.500                17         0.20-0.22      2.500             17             2.500
     $ 2.833               257         1.17-1.38      2.833            257             2.833
     $ 3.083                36            0.30        3.083             36             3.083
     $ 3.750                54            2.50        3.750             54             3.750
     $ 5.000                30            3.04        5.000             30             5.000
     $ 5.250                30            3.08        5.250             30             5.250
     $ 7.250                20         4.32-4.76      7.250             12             7.250
     $ 7.750               391            4.10        7.750            340             7.750
                      ----------------                           ------------------
     $ 2.50-7.75           835            2.84        5.47             776             5.47

                           FDP Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

On December 12, 1996, the Company filed with the Securities and Exchange Commission an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, relating to an increase to 920,868 in the number of shares of Common Stock reserved for issuance pursuant to the Company's 1994 Employee Stock Option Plan. Mr. Michael C. Goldberg, the record and beneficial owner of approximately 55.8% of the outstanding shares of Common Stock, voted all such shares in favor of the increase in the number of shares of Common Stock reserved for issuance pursuant to the 1994 Plan, which vote was sufficient to approve the increase.

On October 10, 1997, the Company filed with the Securities and Exchange Commission an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, relating to an increase to 1,220,868 in the number of shares of Common Stock reserved for issuance pursuant to the Company's 1994 Employee Stock Option Plan. Mr. Michael C. Goldberg, the record and beneficial owner of approximately 53.7% of the outstanding shares of Common Stock, voted all such shares in favor of the increase in the number of shares of Common Stock reserved for issuance pursuant to the 1994 Plan, which vote was sufficient to approve the increase

                                     PART II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on any matter of accounting principles or practice or financial statement disclosure at any time during the preceding 24 months.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this Item with respect to the Company's directors is contained in the Registrant's 1998 Proxy Statement which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information required under this Item is contained in the Registrant's 1998 Proxy Statement, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this Item is contained in the Registrant's 1998 Proxy Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this Item is contained in the Registrant's 1998 Proxy Statement, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this report:

       1.    The consolidated financial statements of FDP Corp. are included in
             Item 8:

             Consolidated Balance Sheets as of November 30, 1997 and 1996

             Consolidated Statements of Income for the years ended November 30, 1997, 1996 and 1995

             Consolidated Statements of Cash Flows for the years ended November 30, 1997, 1996 and 1995

             Consolidated Statements of Stockholders' Equity for the years ended November 30, 1997, 1996 and 1995

             Notes to Consolidated Financial Statements

       2.    Financial Statement Schedule.
             Schedule II - Valuation and Qualifying Accounts

       3.    Exhibits.

                                                                                Sequential
                                                                                page number or
                                                                                document
                                                                                incorporated by
       Exhibit                      Description                                 reference
       -------                      -----------                                 ---------
       3.1                 Articles of Incorporation of                         Exhibit 3.1 of the
                           the Company, as amended                              Registration
                                                                                Statement on
                                                                                Form S-1
                                                                                (no. 2-84919)(the
                                                                                "Registration Statement)

       3.2                 Bylaws of the Company                                Exhibit 3.2 of the
                                                                                Registration
                                                                                Statement

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

       10.6                Form of Indemnification Agreement                    Exhibit 10.11 of
                           with the Company's Directors and                     1989 Form 10-K
                           certain of its Officers

       10.7                Lease agreement, dated December 1,                   Exhibit 10.13 of
                           1994 between the Company and                         1994 Form 10-K
                           Key Investment, Ltd.

       10.8                1994 Employee Stock Option Plan                      Exhibit 10.15 of
                                                                                1995 Form 10-K

       10.9                Rider to Lease agreement, dated                      Exhibit 10.17 of
                           December 1, 1994 between the                         1995 Form 10-K
                           Company and Key Investment, Ltd.

       10.10               Acquisition Agreement dated                          Exhibit 10.19 of
                           December 21, 1995 between the                        1995 Form 10-K
                           Company, Existential Systems,
                           Inc. (d/b/a) as System Innovations,
                           SI Acquisition Corp. and Michael R. Bain.

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

       10.12               The Company's Profit Sharing Plan                    Exhibit 10.23 of
                           Amendment of Existing Plan dated                     1995 Form 10-K
                           August 31, 1995

       10.13               Software Development Agreement                       Exhibit 10.25 of
                           (ISP Illustration System) dated                      1995 Form 10-K
                           December 21, 1995

       21.2                The Company's Subsidiaries                           (filed herewith)

       23.1                Consent of KPMG Peat Marwick LLP                     (filed herewith)

(b) No current reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended November 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 26, 1998                  FDP CORP.

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

February 26, 1998                 /s/ Michael C. Goldberg
                                  ------------------------
                                  MICHAEL C. GOLDBERG
                                  Chairman of Board of Directors,
                                  Chief Executive Officer and President

February 26, 1998                 /s/ Mark S. Silverman
                                  ---------------------
                                  MARK S. SILVERMAN
                                  Senior Vice President, Chief Financial Officer
                                  Principal Accounting Officer

February 26, 1998                 /s/ Cesar L. Alvarez
                                  --------------------
                                  CESAR L. ALVAREZ
                                  Director

February 26, 1998                 /s/ Cindy L. Goldberg
                                  ---------------------
                                  CINDY L. GOLDBERG
                                  Director

February 26, 1998                 /s/ Albert J. Schiff
                                  --------------------
                                  ALBERT J. SCHIFF
                                  Director

February 26, 1998                 /s/ Bruce I. Nierenberg
                                  -----------------------
                                  BRUCE I. NIERENBERG
                                  Director

ITEM 14(a)2 FINANCIAL STATEMENT SCHEDULE

                           FDP CORP. AND SUBSIDIARIES

                 Schedule II - Valuation and Qualifying Accounts

For the Three Years Ended November 30, 1997

             A                        B                  C                D               E
Allowance for                   Balance at           Charged to                       Balance at
Uncollectible                   Beginning of         Costs and                        End of
Accounts                        Period               Expenses          Deductions     Period

November 30, 1997:                  $444                $0               $60            $384

November 30, 1996:                  $317              $150               $23            $444

November 30, 1995:                  $284               $80               $47            $317