Form 10-Q
period 1998-02-28
FDP CORP
filed 1998-04-14
CIK 722826

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  UNITED STATES

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the period ended February 28, 1998.


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

                     Common Stock, $.01 par value per share,
               5,929,962 shares outstanding as of March 31, 1998.

                                    FDP CORP.

                                TABLE OF CONTENTS

                                                                                    PAGE NUMBER
                                                                                    -----------
  PART I.         FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Balance Sheets
                         February 28, 1998 and November 30, 1997                          3

                  Consolidated Statements of Earnings
                         Three Months Ended February 28, 1998 and 1997                    4

                  Consolidated Statements of Cash Flows
                         Three Months Ended Febraury 28, 1998 and 1997                    5

                  Notes to Consolidated Financial Statements                              6

     Item 2.      Management's Discussion and Analysis of Results
                         of Operations and Financial Condition                            7

  PART II.        OTHER INFORMATION

     Item 1.      Legal                                                                  10

     Item 4       Submission of Matters to Vote of Security Holders                      10

     Item 6.      Exhibits and Reports on Form 8-K                                       10

     Signatures                                                                          11



PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                           FDP CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets

(AMOUNTS IN THOUSANDS)                                                                  February 28,         November 30,
                                                                                            1998                1997
                                                                                        ------------         ------------
                                                                                         (Unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                               $ 2,656            $ 4,109
    Marketable securities                                                                     4,804              4,825
    Accounts receivable, less allowance for uncollectible
       accounts of $384 in 1998 and $384 in 1997                                              8,321              6,967
    Notes receivable - current                                                                  674                671
    Prepaid expenses                                                                            343                145
    Deferred income taxes                                                                       226                246
    Costs and earnings in excess of billings on uncompleted contracts                         1,121                774
    Other                                                                                       425                 69
                                                                                            -------            -------
       Total current assets                                                                  18,570             17,806
Property and equipment at cost, less accumulated depreciation
       of $4,046 in 1998 and $4,306 in 1997                                                   5,092              3,848
Other assets:
    Marketable securities                                                                    10,912             10,897
    Notes receivable - non-current                                                               94                109
    Goodwill, net                                                                               120                137
    Other                                                                                       291                291
                                                                                            -------            -------
Total assets                                                                                $35,079            $33,088
                                                                                            =======            =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                                $ 4,702            $ 4,095
    Income taxes payable                                                                        394                399
    Billings in excess of costs and earnings on uncompleted contracts                           415                513
                                                                                            -------            -------
       Total current liabilities                                                              5,511              5,007
Deferred income taxes                                                                           635                610
                                                                                            -------            -------
       Total liabilities                                                                      6,146              5,617
                                                                                            -------            -------

Stockholder's Equity:
    Preferred stock; $.01 par value.  Authorized 10,000 shares none issued
    Common stock; $.01 par value.  Authorized 30,000 shares; shares
    issued and outstanding 5,907 in 1998 and 5,777 in 1997                                       59                 58
    Paid-in capital                                                                          11,300             10,500
    Retained earnings                                                                        17,574             16,913
                                                                                            -------            -------
       Total stockholders' equity                                                            28,933             27,471
                                                                                            -------            -------
    Total liabilities and stockholders' equity                                              $35,079            $33,088
                                                                                            =======            =======



          See accompanying notes to consolidated financial statements.

                           FDP CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)                     Three Months Ended
                                                                                February 28
                                                                        ---------------------------
                                                                          1998                1997
                                                                        -------             -------
Revenues:
    Software                                                            $ 8,704             $ 6,638
    Information services                                                    486                 624
                                                                        -------             -------
Total Revenue                                                             9,190               7,262
                                                                        -------             -------

Cost of sales and services:
    Product development, maintenance and enhancements:
         Software                                                         6,739               5,202
         Information services                                               243                 329
Selling, general and administrative expenses                              1,298               1,116
Telecommunications                                                           73                 125
                                                                        -------             -------
Total cost of sales and services                                          8,353               6,772
                                                                        -------             -------
Operating profit                                                            837                 490

Interest income                                                             291                 289
Foreign exchange (loss) gain and other, net                                  (7)                 35
                                                                        -------             -------
Net other income                                                            284                 324

Earnings before income taxes                                              1,121                 814
Provision for income taxes                                                  392                 285
                                                                        -------             -------

Net earnings                                                            $   729             $   529
                                                                        =======             =======

BASIC EPS COMPUTATION
Numerator                                                                   729                 529
Denominator:
         Weighted average shares                                          5,839               5,526
Basic EPS                                                                  $.12                $.10
                                                                        =======             =======

DILUTED EPS COMPUTATION
Numerator                                                                   729                 529
Denominator:
         Weighted average shares                                          5,839               5,526
         Incremental shares from assumed
         conversions stock options                                          297                 314
                                                                        -------             -------
                                                                          6,136               5,840
Diluted EPS                                                                $.12                $.09
                                                                        =======             =======




See accompanying notes to consolidated financial statements.

                           FDP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                                     February 28,
                                                                                            ---------------------------
                                                                                             1998                 1997
                                                                                            -------             -------
Cash flows from operating activities:
     Net earnings                                                                           $   729             $   529
                                                                                            -------             -------
     Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
         Depreciation and amortization of property,
             equipment and intangibles                                                          316                 227
             Net amortization of investment premium                                               6
         Changes in assets and liabilities:
         (Increase) decrease in accounts receivable, net                                     (1,354)                107
         Increase in prepaid expenses                                                          (198)               (150)
         Increase in costs and earnings in excess
             of billings on uncompleted contracts                                              (347)               (122)
         Increase in other current assets                                                      (356)               (231)
         Increase in accounts payable
             and accrued expenses                                                               605                 401
         Decrease in billings in excess of costs
             and earnings on uncompleted contracts                                              (98)               (300)
         Increase in income taxes payable                                                        (5)                188
         Increase in deferred income taxes                                                       45                  26
         Increase in other assets                                                                --                  (5)
                                                                                            -------             -------
                  Net adjustments                                                            (1,386)                141
                                                                                            -------             -------
                  Net cash (used in) provided by operating activities                          (657)                670

Cash flows from investing activities:
     Proceeds from sale of marketable investment securities                                      --               2,866
     Purchase of marketable securities                                                           --              (6,040)
     Proceeds from note receivable                                                              303                 190
     Acquisition of note receivable                                                            (315)               (197)
     Equipment acquired and leasehold improvements                                           (1,519)               (229)
                                                                                            -------             -------
                  Net cash used in investing activities                                      (1,531)             (3,410)
                                                                                            -------             -------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                                    468                  43
     Stock option income tax benefit                                                            333                  36
     Cummulative transfer adjustment                                                              6                  --
     Dividend payment                                                                           (72)                 --
                                                                                            -------             -------
                  Net cash provided by financing activities                                     735                  79
                                                                                            -------             -------

Net decrease in cash and cash equivalents                                                    (1,453)             (2,661)

Cash and cash equivalents at beginning of year                                                4,109               6,300
                                                                                            -------             -------

Cash and cash equivalents at end of period                                                  $ 2,656             $ 3,639
                                                                                            =======             =======



See accompanying notes to consolidated financial statements

                           FDP Corp. and Subsidiaries

                    Notes to Consolidated Financial Statments

                                Febraury 28, 1998
                                   (Unaudited)

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

The results of operations for the three months ended February 28, 1998, are not necessarily indicative of the results for the full year.

NOTE B

The Board of Directors approved a quarterly cash dividend of $.0125 per share, payable March 13, 1998, to shareholders of record on February 26, 1998.

NOTE C

Effective December 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per share" ("FAS 128") which replaces the presentation of primary earnings per share with basic earnings per share and which requires dual representation of basic and diluted earnings per share on the Consolidated Statements of Operations. FAS 128 requires restatement of all prior-period earnings per share data presented. Basic net earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, and diluted net earnings per share includes the effect of unexercised stock options and warrants using the treasury stock method assumes that common stock was purchased at the average market price during the period.

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

FINANCIAL RESULTS

For the quarter ended February 28, 1998, revenues increased 27% to $9,190,000 as compared to $7,262,000 for the same period last year. Operating profit for the first quarter was up 71% to $837,000 as compared to $490,000 for the prior year. Net earnings for the first quarter increased 38% to $729,000 or $.12 per diluted share ($.12 per share basic) versus $529,000 or $.09 per diluted share ($.10 per basic share) a year ago.

The Company reports its revenues by two categories, Software and Information Services.

                                                     Three Months Ended
                                            February 28,            February 28,
                                                1998                    1997
SOFTWARE                                       (000)                    (000)
--------                                   ------------            ------------

PENSION PARTNER                                $1,362                  $1,051

AGENCY PARTNER                                  1,729                   1,802

SYSTEM INNOVATIONS                                777                     852

HOME OFFICE SYSTEMS                             4,836                   2,933

TOTAL SOFTWARE                                 $8,704                  $6,638



SOFTWARE REVENUE:

Total software related revenue which includes software licenses, maintenance, service revenue (time and materials) and other for the three months ended February 28, 1998 increased by 31%. The increase in software revenues for the quarter was the result of higher revenues in the HOME OFFICE SYSTEMS and PENSION PARTNER divsions.

Revenues for HOME OFFICE SYSTEMS, which includes FDP/COMPASS and FDP/CLAS, for the three months ended February 28, 1998 were up 65%. Revenues for FDP/COMPASS, the Company's group pension administration system increased 66% due to revenues derived from a new contract with the second largerst insurance company in South Africa. Revenues for FDP/CLAS, the Company's life insurance administration system, grew 62% as a result of a new contract executed with a Netherlands based insurance company. Revenues in AGENCY PARTNER, which includes the products Contact Partner(TM), FDP/XL and FINPACK, for the three months ended February 28,1998 were down slightly as compared to last year. PENSION PARTNER revenues for the first quarter increased 30% due to sales of the new Windows(R) based systems. Revenues for System Innovations for the first quarter were lower as compared to last year.

                                                    Three Months Ended
                                           February 28,            February 28,
                                               1998                    1997
INFORMATION SERVICES                          (000)                   (000)
--------------------                       ------------            ------------

PENSION PARTNER                               $103                    $153

AGENCY PARTNER                                  29                      34

FDP/CLAS                                       354                     437

TOTAL INFORMATION SERVICES                    $486                    $624




INFORMATION SERVICES REVENUE:

Total information services revenue for the three months ended February 28, 1998 decreased by 22% as compared to the same period last year. Information service revenue for Pension Partner and Agency Partner has been on a downward trend as customers that access the various software programs on a time-sharing basis are purchasing the products for use on personal computers. Information service revenue for FDP/CLAS also decreased for the quarter ended February 28, 1998 as compared to the same period last year. Information service revenue as a percentage of total revenues continues to decline as software revenues have increased.

COSTS AND EXPENSES:

The Company's total cost of sales and services for the quarter ended February 28, 1998 was $8,353,000 as compared to $6,772,000 for the same period last year, representing an increase of 23%. Most of the increase was related to higher personnel related costs for the Company mainly concentrated in the FDP/COMPASS division.

For the quarter ended February 28, 1998, costs related to product development, maintenance and enhancements for software have increased whereas costs for information services have decreased. This change reflects the continuing trend of the shifting of the Company resources away from information services, a decreasing revenue base, to software product development, a growing revenue base.

Selling, general and administrative expenses for the quarter ended February 28, 1998 were $1,298,000 as compared to $1,116,000 for the same period last year representing an increase of 16%. Most of the increase is due to higher selling related expenses.

INTEREST INCOME:

Interest earned primarily on the Company's portfolio of U.S. Treasury Bills and Notes for the quarter ended February 28, 1998 was $291,000 as compared to $289,000 for the same period last year. The average interest earning rate for the first quarter of 1998 was 5.87% as compared to 5.85% for the same period last year. (See Financial Condition)

PROVISION FOR INCOME TAXES:

The Company's effective income tax rate was 35% for the quarters ended February 28, 1998 and 1997.

FINANCIAL CONDITION

The Company continues to maintain a highly liquid and virtually debt free balance sheet. As of February 28, 1998 and November 30, 1997 cash and marketable securities were $18,372,000 and $19,831,000, representing 52% and 60% of total assets for the respective periods. The decrease in cash flow from operating activities for February 28, 1998 as compared to the same period last year was mainly the result of a temporary increase in accounts receivable.

Other than planned purchases of equipment, no other significant capital expenditures are anticipated for the remainder of fiscal 1998. Management of the Company continues to believe that existing working capital and funds generated by operations will be sufficient to meet the Company's anticipated capital needs in connection with its present and proposed activities.

PART II.  OTHER INFORMATION

Item 1.  Legal

The Company is from time to time involved in routine litigation arising in the ordinary course of business. No litigation in which the Company is presently involved is material to its financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

The registrant will hold its Annual Meeting of Stockholders on April 21, 1998. The purpose of this meeting is to consider and vote upon the following matters:
(1) the election of nominees Cesar L. Alvarez, Michael C. Goldberg, Cindy Goldberg, Bruce I. Nierenberg and Albert J. Schiff to serve on the Company's Board of Directors until the next annual stockholders' meeting, and (2) a proposal to ratify the reappointment of KPMG Peat Marwick LLP, independent certified public accountants, as auditors for the Company for the year ending November 30, 1998.

Item 6.  Exhibits and Reports on Form 8-K

                  a)  Exhibits -

                      27......Financial Data Schedule (for S.E.C. use only).

                  b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended February 28, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: March 14, 1998                  FDP CORP.


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