Form 10-Q
period 1998-05-31
FDP CORP
filed 1998-07-09
CIK 722826

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  UNITED STATES

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended May 31, 1998.

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

                    Common Stock, $.01 par value per share,
               5,975,712 shares outstanding as of June 30, 1998.

                                    FDP CORP.

                                TABLE OF CONTENTS




                                                                        Page Number
                                                                        -----------

  PART I.         FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Balance Sheets
                         May 31, 1998 and November 30, 1997                   3

                  Consolidated Statements of Earnings
                         Three and Six Months Ended May 31, 1998 and 1997     4

                  Consolidated Statements of Cash Flows
                         Six Months Ended May 31, 1998 and 1997               5

                  Notes to Consolidated Financial Statements                  6

     Item 2.      Management's Discussion and Analysis of Results
                         of Operations and Financial Condition                7



  PART II.        OTHER INFORMATION

     Item 1.      Legal                                                       11

     Item 4       Submission of Matters to Vote of Security Holders           11

     Item 6.      Exhibits and Reports on Form 8-K                            11

     Signatures                                                               12

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                           FDP CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(Amounts in  thousands)                                             May 31,    November 30,
                                                                     1998          1997
                                                                  (Unaudited)
                                                                  ----------   -----------
                                            ASSETS
Current assets:
    Cash and cash equivalents                                       $ 3,551      $ 4,109
    Marketable securities                                             4,607        4,825
    Accounts receivable, less allowance for uncollectible
       accounts of $335 in 1998 and $384 in 1997                      7,794        6,967
    Notes receivable - current                                          346          671
    Prepaid expenses                                                    320          145
    Deferred income taxes                                               225          246
    Costs and earnings in excess of billings on
       uncompleted contracts                                          1,411          774
    Other                                                               305           69
                                                                    -------      -------
       Total current assets                                          18,559       17,806
Property and equipment at cost, less accumulated
       depreciation of $4,195 in 1998 and
       $4,306 in 1997                                                 5,073        3,848
Other assets:
    Marketable securities                                            11,101       10,897
    Notes receivable - non-current                                       95          109
    Goodwill, net                                                       104          137
    Other                                                               290          291
                                                                    =======      =======
Total assets                                                        $35,222      $33,088
                                                                    =======      =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                        $ 3,375      $ 4,095
    Income taxes payable                                                644          399
    Billings in excess of costs and earnings
    on uncompleted contracts                                            313          513
                                                                    -------      -------
       Total current liabilities                                      4,332        5,007
Deferred income taxes                                                   635          610
                                                                    -------      -------
       Total liabilities                                              4,967        5,617
                                                                    -------      -------

Stockholders' Equity:
    Preferred stock; $.01 par value
    Authorized 10,000 shares none issued
    Common stock; $.01 par value.  Authorized
    30,000 shares; shares
    Issued and outstanding  5,963 in 1998 and 5,777 in 1997              60           58
    Paid-in capital                                                  11,777       10,500
    Retained earnings                                                18,418       16,913
                                                                    -------      -------
       Total stockholders' equity                                    30,255       27,471
                                                                    =======      =======
    Total liabilities and stockholders' equity                      $35,222      $33,088
                                                                    =======      =======

          See accompanying notes to consolidated financial statements.

                           FDP CORP. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                                   (Unaudited)


(Amounts in  thousands)                          Three Months Ended          Six Months Ended
                                                        May 31,                  May 31,
                                                ---------------------     ---------------------
                                                  1998         1997         1998         1997

                                                --------     --------     --------     --------
Revenues:
    Software                                    $  9,170     $  7,335     $ 17,874     $ 13,973
    Information services                             504          557          990        1,181
                                                --------     --------     --------     --------
Total Revenue                                      9,674        7,892       18,864       15,154
                                                --------     --------     --------     --------

Cost of sales and services:
    Product development, maintenance
    and enhancements:
         Software                                  6,947        5,581       13,686       10,783
         Information services                        258          266          501          595
Telecommunications                                    67          104          140          229
Selling, general and administrative expenses       1,266        1,163        2,564        2,279
                                                --------     --------     --------     --------
Total cost of sales and services                   8,538        7,114       16,891       13,886
                                                --------     --------     --------     --------

Operating profit                                   1,136          778        1,973        1,268

Interest income                                      292          321          583          611
Foreign currency (loss) gain and other               (12)         (14)         (19)          20
                                                --------     --------     --------     --------
Earnings before income taxes                       1,416        1,085        2,537        1,899

Provision for income taxes                           497          380          889          665
                                                --------     --------     --------     --------

Net earnings                                    $    919     $    705     $  1,648     $  1,234
                                                ========     ========     ========     ========


BASIC EPS COMPUTATION
Numerator                                            919          705        1,648        1,234
Denominator:
         Weighted average shares                   5,942        5,558        5,891        5,542
Basic EPS                                       $    .15     $    .13     $    .28     $    .22
                                                ========     ========     ========     ========

DILUTED EPS COMPUTATION
Numerator                                            919          705        1,648        1,234
Denominator:
         Weighted average shares                   5,942        5,558        5,891        5,542
         Incremental shares from assumed
         conversions stock options                   309          292          303          316
                                                --------     --------     --------     --------
                                                   6,251        5,850        6,194        5,858
Diluted EPS                                     $    .15     $    .12          .27     $    .21
                                                ========     ========     ========     ========


See accompanying notes to consolidated condensed financial statements.

                           FDP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                Six Months Ended
                                                                     May 31,
                                                               -------------------
                                                                 1998        1997
                                                               -------     -------
Cash flows from operating activities:
     Net earnings                                              $ 1,648     $ 1,234
                                                               -------     -------

     Adjustments to reconcile net earnings to net
       cash (used in) provided by
       operating activities:
         Depreciation and amortization of property,
             equipment and intangibles                             651         471
         Deferred income taxes                                      45          25
         Changes in assets and liabilities:
         (Increase) decrease in accounts receivable, net          (827)        147
         Increase in prepaid expenses                             (175)       (160)
         Increase in costs and earnings in excess
             of billings on uncompleted contracts                 (637)       (214)
         Increase in other current assets                         (236)        (88)
         (Decrease) increase in accounts payable
             and accrued expenses                                 (721)        271
         Decrease in billings in excess of costs
             and earnings on uncompleted contracts                (200)     (1,097)
         Increase (decrease) in income taxes payable               245         (34)
         Decrease (increase) in other assets                         1          (6)
                                                               -------     -------
                  Net adjustments                               (1,854)       (685)
                                                               -------     -------
                  Net cash (used in) provided by
                  operating activities                            (206)        549
                                                               -------     -------

Cash flows from investing activities:
     Proceeds from sale of marketable investment securities      2,514       2,871
     Purchase of marketable securities                          (2,500)     (6,040)
     Proceeds from note receivable                                 749         368
     Acquisition of note receivable                               (410)       (353)
     Equipment acquired and leasehold improvements              (1,844)       (453)
                                                               -------     -------
                  Net cash used in investing activities         (1,491)     (3,607)
                                                               -------     -------

Cash flows from financing activities:
     Proceeds from exercise of stock options                       818         274
     Stock option income tax benefit                               461         157
     Cummulative transfer adjustment                                 6          --
     Dividend payment                                             (146)       (138)
                                                               -------     -------
                  Net cash provided by financing activities      1,139         293
                                                               -------     -------

Net decrease in cash and cash equivalents                         (558)     (2,765)

Cash and cash equivalents at beginning of year                   4,109       6,300
                                                               -------     -------

Cash and cash equivalents at end of period                     $ 3,551     $ 3,535
                                                               =======     =======



See accompanying notes to consolidated financial statements

                           FDP Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                  May 31, 1998
                                   (Unaudited)

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

The results of operations for the six months ended May 31, 1998, are not necessarily indicative of the results for the full year.

Note B

The Board of Directors approved a quarterly cash dividend of $.0125 per share, payable June 15, 1998, to shareholders of record on May 28, 1998.

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

FINANCIAL RESULTS

For the quarter ended May 31, 1998, revenues increased 23% to $9,674,000 as compared to $7,892,000 for the same period last year. Operating profit for the second quarter was up 46% to $1,136,000 as compared to $778,000 for the prior year. Net earnings for the second quarter increased 30% to $919,000 or $.15 per diluted share ($.15 per share basic) versus $705,000 or $.12 per diluted share ($.13 per basic share) a year ago.

For the six month period ended May 31, 1998, revenues increased 24% to $18,864,000 as compared to $15,154,000 for the same period last year. Operating profit for the six month period was up 56% to $1,973,000 as compared to $1,268,000 for same period last year. Net earnings for the six month period increased 34% to $1,648,000 or $.27 per diluted share ($.28 per share basic) versus $1,234,000 or $.21 per diluted share ($.22 per basic share) for the same period last year.

The Company reports its revenues by two categories, Software and Information Services.


SOFTWARE               Three Months Ended      Six Months Ended

                        May 31,   May 31,     May 31,    May 31,
                         1998      1997        1998       1997
                        (000)      (000)      (000)       (000)

PENSION PARTNER        $ 1,086    $   999    $ 2,448    $ 2,050


AGENCY PARTNER           1,973      1,713      3,702      3,515


SYSTEM INNOVATIONS       1,038        802      1,815      1,654


HOME OFFICE SYSTEMS      5,073      3,821      9,909      6,754


TOTAL SOFTWARE         $ 9,170    $ 7,335    $17,874    $13,973

SOFTWARE REVENUE:

Total software related revenue which includes software licenses, maintenance, service revenue (time and materials) and other for the quarter and six months ended May 31, 1998 increased by 25% and 28%, respectively, as compared to last year. The increase in revenues for the quarter and six month periods was principally driven by higher revenues in Home Office Systems.

Revenues for HOME OFFICE SYSTEMS, which includes FDP/COMPASS and FDP/CLAS, for the quarter and six months ended May 31, 1998, were up 33% and 47%, respectively. Driving the overall increase were revenues relating to FDP/COMPASS, the Company's group pension administration system. Revenues for FDP/COMPASS for the quarter and six month periods rose 42% and 53%, respectively. The increase in revenues was primarily due to ongoing implementations of the system worldwide and a new multi-million dollar contract executed in the quarter with a major life insurance company in the United Kingdom. Revenues for FDP/CLAS, the Company's life insurance administration system, for the quarter and six month periods rose 18% and 36%, respectively.

Revenues in AGENCY PARTNER, which includes the products Contact Partner(TM), FDP/XL and FINPACK, for the quarter and six month periods ended May 31, 1998, were up 15% and 5%, respectively. Higher revenues relating to Contact Partner(TM), the Company's contact management program for the financial services professional, were offset by lower revenues of FDP/XL the Company's sales illustration system.

 PENSION PARTNER revenues for the quarter and six month periods were up 9% and 19%, respectively. Revenues increased due to sales of the FDP/PEN for Windows(TM) system, the Company's qualified plan proposal and administration software.

Revenues for System Innovations for the quarter and six months ended May 31, 1998 were up 29% and 10%, respectively.


INFORMATION SERVICES         Three Months Ended    Six Months Ended

                               May 31,   May 31,   May 31,   May 31,
                                1998      1997      1998      1997
                                (000)     (000)    (000)      (000)

PENSION PARTNER               $  119    $  138    $  222    $  291


AGENCY PARTNER                    30        36        59        71


FDP/CLAS                         355       383       709       819


TOTAL INFORMATION SERVICES    $  504    $  557    $  990    $1,181

INFORMATION SERVICES REVENUE:

Total information services revenue for the quarter and six month periods ended May 31, 1998 decreased by 10% and 16%, respectively, as compared to the same period last year. Information service revenue for Pension Partner and Agency Partner has been on a downward trend as customers that access the various software programs on a time-sharing basis are purchasing the products for use on personal computers. Information service revenue for FDP/CLAS also decreased for the quarter and six months ended May 31, 1998 as compared to the same period last year. Information service revenue as a percentage of total revenues continues to decline as software revenues have increased.



COSTS AND EXPENSES:

The Company's total cost of sales and services for the quarter and six months ended May 31, 1998 were $8,538,000 and $16,891,000 as compared to $7,114,000 and
$13,886,000 for the same periods last year, representing an increases of 20% and 22%, respectively. The increase for both periods was primarily related to higher personnel related costs for the Company mainly concentrated in the FDP/COMPASS division.

For the quarter and six months ended May 31, 1998, costs related to product development, maintenance and enhancements for software have increased whereas costs for information services have decreased. This change reflects the continuing trend of the shifting of the Company resources away from information services, a decreasing revenue base, to software product development, a growing revenue base.

Selling, general and administrative expenses for the quarter and six months ended May 31, 1998 were $1,266,000 and $2,564,000 as compared to $1,163,000 and
$2,279,000 for the same periods last year, respectively, representing increases of 9% and 13%. Most of the increase for both periods was related to higher selling related expenses.


INTEREST INCOME:

Interest earned primarily on the Company's portfolio of U.S. Treasury Bills and Notes for the quarter ended May 31, 1998 was $292,000 as compared to $321,000 for the same period last year. The average interest-earning rate for the second quarter of 1998 was 6.02% as compared to 6.23% for the same period last year. (See Financial Condition)


PROVISION FOR INCOME TAXES:

The Company's effective income tax rate was 35% for the quarters ended May 31, 1998 and 1997. The Company's effective tax rate has benefited from the use of foreign sale corporations credits (FSC).

FINANCIAL CONDITION

The Company continues to maintain a highly liquid and virtually debt free balance sheet. As of May 31, 1998 and November 30, 1997 cash and marketable securities were $19,259,000 and $19,831,000, representing 55% and 60% of total assets for the respective periods. The decrease in cash flow from operating activities for May 31, 1998 as compared to the same period last year was mainly the result of increases in accounts receivable and costs and earnings in excess of billings on uncompleted contracts and a decrease in accounts payable and accrued expenses. The decrease in cash flows from investing activities mainly related to leasehold improvements and furniture purchases on additional office space. Cash flows from financing activities increased as a result of stock options that were exercised.

Other than planned purchases of equipment, no other significant capital expenditures are anticipated for the remainder of fiscal 1998. Management of the Company continues to believe that existing working capital and funds generated by operations will be sufficient to meet the Company's anticipated capital needs in connection with its present and proposed activities.



STATEMENT OF POSITION (SOP) 97-2

In October 1997, the AICPA issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which supersedes SOP 91-1. The Company will be required to adopt SOP 97-2 for software transactions entered into beginning December 1, 1998, and retroactive application to years prior to adoption is prohibited. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, post contract customer support, installation, training, etc.) to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence which is specific to the vendor. The revenue allocated to software products (including specified upgrades/enhancements) generally is recognized upon delivery of the products. The revenue allocated to post contract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements (such as training and installation) generally is recognized as the services are performed. If a vendor does not have evidence of fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The Company does not believe that adoption of (SOP) 97-2 will have a significant impact on its financial reporting.


FORWARD LOOKING STATEMENTS

This quarterly report contains certain "forward-looking statements" which represent the Company's expectations and beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company's products, profit margins and the sufficiency of the Company's cash flow for the Company's future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those forward looking statements, including, without limitation, the decline in demand for the Company's software products, the effect of general economic conditions and factors affecting the life insurance, employee benefits and financial services industries. These statements by their nature involve substantial risks and uncertainties and actual events or results may differ as a result of these and other factors.

PART II.  OTHER INFORMATION

Item 1.  Legal

The Company is from time to time involved in routine litigation arising in the ordinary course of business. No litigation in which the Company is presently involved is material to its financial position or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

The registrant held its Annual Meeting of Stockholders on April 21, 1998. At this meeting the following matters were approved: (1) election of nominees Cesar
L. Alvarez, Michael C. Goldberg, Cindy Goldberg, Bruce I. Nierenberg and Albert
J. Schiff to serve on the Company's Board of Directors until the next annual stockholders' meeting, and (2) the reappointment of KPMG Peat Marwick LLP, independent certified public accountants, as auditors for the Company for the year ending November 30, 1998.

Item 6.  Exhibits and Reports on Form 8-K

                  a)  Exhibits - None

                  b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended May 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: July 10,  1998                             FDP CORP.
     --------------------



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