Form 10-Q
period 1998-08-31
FDP CORP
filed 1998-10-15
CIK 722826

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  UNITED STATES

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the period ended August 31, 1998.

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

                     Common Stock, $.01 par value per share,
             5,986,462 shares outstanding as of September 30, 1998.

                                    FDP CORP.

                                TABLE OF CONTENTS

                                                                                       Page Number
                                                                                       -----------
  PART I.         FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Condensed Balance Sheets
                         August 31, 1998 and November 30, 1997                               3

                  Consolidated Statements of Earnings
                         Three and Nine Months Ended August 31, 1998 and  1997               4

                  Consolidated Statements of Cash Flows
                         Nine Months Ended August 31, 1998 and 1997                          5

                  Notes to Consolidated Condensed Financial Statements                       6

     Item 2.      Management's Discussion and Analysis of Results
                         of Operations and Financial Condition                               7

  PART II.        OTHER INFORMATION

     Item 1.      Legal                                                                     12

     Item 6.      Exhibits and Reports on Form 8-K                                          12

     Signatures                                                                             13

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           FDP CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN  THOUSANDS)                                                             August 31,  November 30,
                                                                                      1998          1997
                                                                                   (Unaudited)
                                                                                   -----------  ------------
                                            ASSETS
Current assets:
    Cash and cash equivalents                                                        $ 4,620      $ 4,109
    Marketable securities                                                              4,605        4,825
    Accounts receivable, less allowance for uncollectible
       accounts of $484 in 1998 and $384 in 1997                                       8,225        6,967
    Notes receivable - current                                                           670          671
    Prepaid expenses                                                                     293          145
    Deferred income taxes                                                                226          246
    Costs and earnings in excess of billings on uncompleted contracts                  1,450          774
    Other                                                                                362           69
                                                                                     -------      -------
       Total current assets                                                           20,451       17,806
Property and equipment at cost, less accumulated depreciation
       of $4,545 in 1998 and $4,306 in 1997                                            5,509        3,848
Other assets:
    Marketable securities                                                             11,093       10,897
    Notes receivable - non-current                                                        91          109
    Goodwill, net                                                                         35          137
    Other                                                                                418          291
                                                                                     -------      -------
Total assets                                                                         $37,597      $33,088
                                                                                     =======      =======

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                         $ 4,070      $ 4,095
    Income taxes payable                                                               1,037          399
    Billings in excess of costs and earnings on uncompleted contracts                    397          513
                                                                                     -------      -------
       Total current liabilities                                                       5,504        5,007
Deferred income taxes                                                                    635          610
                                                                                     -------      -------
       Total liabilities                                                               6,139        5,617
                                                                                     -------      -------

Stockholders' Equity:
    Preferred stock; $.01 par value.  Authorized 10,000 shares none issued
    Common stock; $.01 par value.  Authorized 30,000 shares; shares
    Issued and outstanding 5,986 in 1998 and 5,777 in 1997                                60           58
    Paid-in capital                                                                   11,994       10,500
    Retained earnings                                                                 19,404       16,913
                                                                                     -------      -------
       Total stockholders' equity                                                     31,458       27,471
                                                                                     =======      =======
    Total liabilities and stockholders' equity                                       $37,597      $33,088
                                                                                     =======      =======



          See accompanying notes to consolidated financial statements.

                           FDP CORP. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                                   (Unaudited)


(AMOUNTS IN  THOUSANDS)                                       Three Months Ended            Nine Months Ended
                                                                   August 31,                   August 31,
                                                            -----------------------      -----------------------
                                                              1998           1997          1998           1997
                                                            --------       --------      --------       --------
Revenues:
    Software                                                $  9,756       $  7,776      $ 27,629       $ 21,749
    Information services                                         511            510         1,502          1,691
                                                            --------       --------      --------       --------
Total Revenue                                                 10,267          8,286        29,131         23,440
                                                            --------       --------      --------       --------

Cost of sales and services:
    Product development, maintenance
      and enhancements:
         Software                                              7,071          5,779        20,756         16,562
         Information services                                    245            258           747            852
Telecommunications                                                69             96           209            325
Selling, general and administrative expenses                   1,542          1,262         4,106          3,542
                                                            --------       --------      --------       --------
Total cost of sales and services                               8,927          7,395        25,818         21,281
                                                            --------       --------      --------       --------

Operating profit                                               1,340            891         3,313          2,159

Interest income                                                  307            319           890            930
Foreign currency (loss) gain and other                            (4)             2           (22)            22
                                                            --------       --------      --------       --------
Earnings before income taxes                                   1,643          1,212         4,181          3,111

Provision for income taxes                                       575            424         1,465          1,089
                                                            --------       --------      --------       --------

Net earnings                                                $  1,068       $    788      $  2,716       $  2,022
                                                            ========       ========      ========       ========


BASIC EPS COMPUTATION
Numerator                                                      1,068            788         2,716          2,022
Denominator:
         Weighted average shares                               5,978          5,558         5,920          5,588
Basic EPS                                                   $    .18       $    .14      $    .46       $    .36
                                                            ========       ========      ========       ========

DILUTED EPS COMPUTATION
Numerator                                                      1,068            788         2,716          2,022
Denominator:
         Weighted average shares                               5,978          5,558         5,920          5,588
         Incremental shares from assumed
         Conversions of stock options                            296            419           302            331
                                                            --------       --------      --------       --------
                                                               6,274          5,977         6,222          5,919
Diluted EPS                                                 $    .17       $    .13      $    .44       $    .34
                                                            ========       ========      ========       ========


See accompanying notes to consolidated condensed financial statements.

                           FDP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                        August 31,
                                                                                  ---------------------
                                                                                   1998          1997
                                                                                  -------       -------
Cash flows from operating activities:
     Net earnings                                                                 $ 2,716       $ 2,022
                                                                                  -------       -------
     Adjustments to reconcile net earnings to net
       cash (used in) provided by operating activities:
         Depreciation and amortization of property,
             equipment and intangibles                                              1,070           722
         Increase in deferred income taxes                                             45            25
         Changes in assets and liabilities:
         Increase in accounts receivable, net                                      (1,258)         (941)
         Increase in prepaid expenses                                                (148)         (102)
         (Increase) decrease in costs and earnings in excess
             of billings on uncompleted contracts                                    (676)          193
         Increase in other current assets                                            (293)         (267)
         (Decrease) increase in accounts payable
             and accrued expenses                                                     (25)        1,320
         Decrease in billings in excess of costs
             and earnings on uncompleted contracts                                   (116)       (1,560)
         Increase in income taxes payable                                             638            96
         Increase in other assets                                                    (127)         (176)
                                                                                  -------       -------
                  Net adjustments                                                    (890)         (690)
                                                                                  -------       -------
                  Net cash provided by operating activities                         1,826         1,332
                                                                                  -------       -------

Cash flows from investing activities:
     Proceeds from sale of marketable investment securities                         2,524         2,876
     Purchase of marketable securities                                             (2,500)       (6,040)
     Proceeds from sale of equipment                                                   22             2
     Proceeds from note receivable                                                    578           585
     Acquisition of note receivable                                                  (559)         (489)
     Equipment acquired and leasehold improvements                                 (2,655)       (1,027)
                                                                                  -------       -------
                  Net cash used in investing activities                            (2,590)       (4,093)
                                                                                  -------       -------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                          989           589
     Stock option income tax benefit                                                  506           370
     Dividend payment                                                                (220)         (211)
                                                                                  -------       -------
                  Net cash provided by financing activities                         1,275           748
                                                                                  -------       -------

Net decrease in cash and cash equivalents                                             511        (2,013)

Cash and cash equivalents at beginning of year                                      4,109         6,300
                                                                                  -------       -------

Cash and cash equivalents at end of period                                        $ 4,620       $ 4,287
                                                                                  =======       =======



See accompanying notes to consolidated financial statements

                                    FDP CORP.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 August 31, 1998
                                   (Unaudited)

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

The results of operations for the nine months ended August 31, 1998, are not necessarily indicative of the results for the full year.

Note B
------

The Board of Directors approved a quarterly cash dividend of $0.125 per share, payable September 14, 1998, to shareholders of record August 28, 1998.

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

FINANCIAL RESULTS

For the quarter ended August 31, 1998, revenues increased 24% to $10,267,000 as compared to $8,286,000 for the same period last year. Operating profit for the third quarter was up 50% to $1,340,000 as compared to $891,000 for the prior year. Net earnings for the third quarter increased 36% to $1,068,000 or $.17 per diluted share ($.18 per share basic) versus $788,000 or $.13 per diluted share ($.14 per basic share) a year ago.

For the nine month period ending August 31, 1998, revenues increased 24% to $29,131,000 as compared to $23,440,000 for the same period last year. Operating profit for the nine month period was up 53% to $3,313,000 as compared to $2,159,000 for the same period last year. Net earnings for the nine month period increased by 34% to $2,716,000 or $.44 per diluted share ($.46 per share basic) versus $2,022,000 or $.34 per diluted share ($.36 per basic share) for the same period last year.

The Company reports its revenues by two categories, Software and Information Services.

---------------------------------------------------------------------------------------------------------------------------
SOFTWARE                                        Three Months Ended                         Nine Months Ended

                                         August 31,           August 31,           August 31,            August 31,
                                           1998                 1997                 1998                  1997
                                           (000)                (000)                (000)                (000)
---------------------------------------------------------------------------------------------------------------------------
PENSION PARTNER                         $     1,105          $       958          $      3,553        $       3,008

---------------------------------------------------------------------------------------------------------------------------

AGENCY PARTNER                                2,108                1,503                 5,810                5,018

---------------------------------------------------------------------------------------------------------------------------

SYSTEM INNOVATIONS                            1,111                  896                 2,926                2,549

---------------------------------------------------------------------------------------------------------------------------

HOME OFFICE SYSTEMS                           5,432                4,419                15,340               11,174

---------------------------------------------------------------------------------------------------------------------------

TOTAL SOFTWARE                                9,756                7,776                27,629               21,749

---------------------------------------------------------------------------------------------------------------------------

SOFTWARE REVENUE:

Total software related revenue which includes software licenses, maintenance, service revenue (time and materials) and other for the quarter and nine months ended August 31, 1998 increased by 25% and 27%, respectively, as compared to last year. The increase in revenues for the quarter and nine month periods were principally driven by higher revenues in Home Office Systems.

Revenues for HOME OFFICE SYSTEMS, which includes FDP/COMPASS and FDP/CLAS, for the quarter and nine months ended August 31, 1998 were up 23% and 37%, respectively. Driving the overall increase were revenues related to FDP/COMPASS, the Company's group pension administration system. Revenues for FDP/COMPASS for the quarter and the nine month periods rose 39% and 47%, respectively. The increase in revenues was primarily due to ongoing implementations of the system worldwide. Revenues for FDP/CLAS, the Company's life insurance administration system, decreased 4% for the quarter while rising 20% for the nine month period.

Revenues in AGENCY PARTNER, which includes the products Contact Partner(TM), FDP/XL and FINPACK, for the quarter and nine month periods ended August 31, 1998, were up 40% and 16%, respectively. The increase in revenues for the quarter was the result of new contracts executed for FDP/XL and Contact Partner.

PENSION PARTNER revenues for quarter and nine month period were up 15% and 18%, respectively. The revenue increase for both periods was due to sales of the FDP/PEN for WindowsTM system, the Company's qualified plan proposal and administration software.

Revenues for System Innovations, the Company's wholly owned subsidiary, for the quarter and nine months ended August 31, 1998 were up 24% and 15%, respectively.

---------------------------------------------------------------------------------------------------------------------------------
INFORMATION SERVICES                                    Three Months Ended                     Nine Months Ended

                                                    August 31,        August 31,         August 31,           August 31,
                                                      1998             1997                1998                 1997
                                                      (000)            (000)               (000)                (000)
---------------------------------------------------------------------------------------------------------------------------------
PENSION PARTNER                                    $        99       $        102        $        321        $        393

---------------------------------------------------------------------------------------------------------------------------------

AGENCY PARTNER                                              25                 34                  84                 104

---------------------------------------------------------------------------------------------------------------------------------

FDP/CLAS                                                   387                374               1,097               1,194

---------------------------------------------------------------------------------------------------------------------------------
TOTAL INFORMATION SERVICES

                                                   $       511       $        510        $      1,502        $      1,691
---------------------------------------------------------------------------------------------------------------------------------


INFORMATION SERVICES REVENUE:

Total information services revenue for the quarter ended August 31, 1998 as compared to last year was basically unchanged. For the nine months ended August 31, 1998, revenues decreased by 11% as compared to the prior year. Information service revenue in the Pension Partner and Agency Partner divisions has been on a downward trend as customers that access the various software programs on a time-sharing basis are purchasing the products for use on personal computers. Information service revenue for FDP/CLAS for the quarter was up slightly but down 9% for the nine month period ending August 31, 1998. Information service revenue as a percentage of total revenues continues to decline as software revenues have increased.

COSTS AND EXPENSES:

The Company's total cost of sales and services for the quarter and nine months ending August 31, 1998 were $8,927,000 and $25,818,000 as compared to $7,395,000 and $21,281,000 for the same periods last year, representing increases of 21% for both periods. The increase for both periods was primarily related to higher personnel related costs for the Company mainly concentrated in the FDP/COMPASS division.

For the quarter and nine months ended August 31, 1998, costs related to product development, maintenance and enhancements for software have increased whereas costs for information services have decreased. This change reflects the continuing trend of the shifting of the Company resources away from information services, a decreasing revenue base, to software product development, a growing revenue base.

Selling, general and administrative expenses for the quarter and nine month periods ended August 31, 1998 were $1,542,000 and $4,106,000 as compared to $1,262,000 and $3,542,000 for the same periods last year, respectively, representing increases of 22% and 16%. The increase for the quarter ended August 31, 1998 related to an increase in the allowance for uncollectible accounts and higher selling related expenses.

INTEREST INCOME:

Interest earned primarily on the Company's portfolio of U.S. Treasury Bills and Notes for the quarter ended August 31, 1998 was $307,000 as compared to $319,000 for the same period last year The average interest earning rate for the third quarter of 1998 was 6.00% as compared to 6.23% for the same period last year. (See Financial Condition).

PROVISION FOR INCOME TAXES:

The Company's effective income tax rate was 35% for the quarters ended August 31, 1998 and 1997. The Company's effective tax rate has benefited from the use of foreign sale corporations credits (FSC).

FINANCIAL CONDITION

The Company continues to maintain a highly liquid and virtually debt free balance sheet. As of August 31, 1998 and November 30, 1997 cash and marketable securities were $20,318,000 and $19,831,000, representing 54% and 60% of total assets for the respective periods. The increase in cash flow from operating activities for August 31, 1998 as compared to the same period last year was mainly the result of higher net earnings and depreciation offset by an increase in accounts receivable. The decrease in cash flows from investing activities for the nine months ended August 31, 1998 was related to leasehold improvements and furniture purchases on additional office space. Cash flows from financing activities increased as a result of stock options that were exercised.

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

YEAR 2000 COMPLIANT ISSUE

Many companies that use and/or develop computer software are addressing the potential problem that may exist if their software is not "year 2000 compliant." The potential problem that exists with some computer software is that it will not process transactions properly for dates commencing in the year 2000. This is due to the fact that many software programs were designed to make date calculations based on the last two digits of the year. As a result, dates in the year 2000 may be identified as dates in the year 1900, which may cause incorrect calculations, cause the transaction to not be processed or, in some cases, cause an entire computer system to malfunction.

The Company has been aware of this problem and has been addressing it, both for its software that is being developed for sale to users and for applications affecting internal operations that potentially may not be year 2000 compliant. On software developed for sale to users, the Company believes that its complete suite of current Windows-based products is already year 2000 compliant, and modifications to its older DOS-based products and legacy systems are currently in progress to make them year 2000 compliant. These modifications are currently being tested by the Company's quality assurance staff and by the Company's clients. Because the Company has been aware of the year 2000 issue for a number of years, it has been developing and testing software with year 2000 compliance in mind and has not budgeted separately to address it.

The Company is currently in various stages of assessing all of its internal technical applications to ascertain whether they are year 2000 compliant. The Company is conducting an internal assessment of its internal information and telecommunication systems and believes that based upon preliminary findings believes that these systems are already, or in the process of being altered to become, year 2000 compliant. Components of those systems which are in the process of becoming year 2000 compliant are expected to be completed and tested for compliance by the end of the second quarter of 1999.The assessment and estimation of completion dates for having those systems year 2000 compliant were conducted by the Company's information technology and telecommunication staff based on their expertise in those areas and discussions with representatives of vendors who support those systems. The Company is also in the initial stages of assessing its non-technical applications to identify areas that are not year 2000 compliant. This assessment is expected to be completed by the end of 1998. Although the Company cannot determine at this time the extent of the problem that may exist in these non-technical areas for not being year 2000 compliant, the Company does not expect this area to pose any significant problems. The Company believes that the cost of bringing its non-technical applications into year 2000 compliance will be immaterial.

Additionally, the Company is in the initial stages of assessing its relationship with major third parties whose inability to be year 2000 compliant in a timely manner could have an adverse effect on the Company's operations. These third parties are primarily vendors (banks, telephone companies, freight companies and other suppliers for the Company's software products) whose inability to be year 2000 compliant could delay or cancel customer orders for the Company's products and services, delay receipt of payments by customers for products shipped and services rendered, and disrupt other aspects of the Company's operations. Any one of these potential events could adversely affect the Company's financial condition and results of operations.

The Company anticipates making formal inquiries with these major third parties with respect to their year 2000 compliance programs and, more importantly, those specific parts of their program that directly affect the Company's operations. The Company plans to identify and categorize its third parties so that those parties who are identified as being critical to the Company's operations receive higher priority and more attention than those third parties who are deemed to be not as critical to the Company's operations. The Company expects to solicit information for these third parties and monitor the progress of their year 2000compliant programs.

The Company has not developed a contingency plan in the event the Company or any of its third parties fail to become year 2000 compliant in a timely manner and does not have any timetable to develop such a plan. Such a plan may be developed after the Company has completed its assessment of its third party vendors' and service providers' year 2000 programs and the testing of its own year 2000program. The Company believes that a reasonable worst-case scenario for not being year 2000 compliant would be that the Company's software products sold to users does not address all aspects or conditions related to the year 2000 compliant issue and that the Company's vendors are not able to supply components related to its software products. If such a scenario occurs, the Company will have to redirect some of its product development staff to work on the software to make it year 2000 compliant for events it did not originally consider in the development of the software. The Company's users may also seek to hold the Company liable for damages if the software does not function properly. Additionally, there could be delays in delivering software to customers as the Company finds new suppliers or methods of delivery.

Based on the assessment the Company has made to date on the year 2000compliant issue, the Company does not believe that it will have an adverse effect on the Company's financial condition and results of operations. The Company will continue to update its assessment of its year 2000 readiness as it receives updated information from its year 2000 program.

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

Item 6.  Exhibits and Reports on Form 8-K

                  a)  Exhibits -

                      Exhibit 27    Financial Data Schedule (for SEC use only.)

                  b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended August 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  10/14/98                                    FDP CORP.
---------------                                    ---------


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