Form 10-K405
period 1998-11-30
FDP CORP
filed 1999-02-26
CIK 722826

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended November 30, 1998

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____ to _____ .

                        Commission file number:0-11770
                                   FDP CORP.
             (Exact name of registrant as specified in its charter)

                Florida                                          59-138243
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                         Identification No.)

        2140 South Dixie Highway                                   33133
             Miami, Florida                                      (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (305) 858-8200

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting Common Stock held by non-affiliates (based upon the closing price as reported by the National Association of Securities Dealers) on January 31, 1999 was approximately $45,440,000.

As of January 31, 1999, there were 6,045,612 shares of Common Stock, par value $.01 per share, outstanding.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

FDP Corp., a Florida corporation ("FDP" or the "Company"), has been engaged in the development, marketing and support of computer applications software to meet the needs of the life insurance and employee benefit industry since 1968. The Company is owned 50.1% as of January 31, 1999 by an individual shareholder who has voting control. The software is available for operation on standalone mainframe, mini- and/or microcomputers and/or may be accessed on a timeshare basis. In the Pension Partner division, software products are developed for use by actuaries, life insurance agents, life insurance companies, third party administrators, employee benefit plan consultants, lawyers, bankers, accountants and others. The products are used to promote sales of, and assist in the administration of, defined benefit, defined contribution and cafeteria plans by providing clients with an analysis of tax benefits and funding assumptions. Products in the Company's Agency Partner division are used by life insurance agents in demonstrating to their clients interest-sensitive and other life insurance policies and to market and manage their prospects and clients. In the Home Office Systems division, software systems are developed for use by life insurance company home offices and other financial institutions in handling the unique administration and processing requirements of life insurance, pension and annuity products.

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

The revenues from sales of software systems in the Home Office Systems division are usually derived from large contracts. Due to normal delays and factors associated with the size of these contracts, the effect of these revenues on a fiscal quarter or fiscal year can be variable. (See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations)

RECENT DEVELOPMENTS

On January 15, 1999, the Company entered into a merger agreement pursuant to which it will acquired by SunGard Data Systems Inc. Under the terms of the merger, FDP shareholders will receive shares of SunGard common stock in exchange for their shares of FDP common stock based on an exchange ratio. The exchange ratio is designed to give FDP shareholders $14.40 in value of SunGard common stock for each share of FDP common stock owned by them so long as the average trading price of Sungard common stock is between $30 and $35. If the average trading price is $30 or less, the exchange ratio will be fixed at .48 and if the average trading price is $35 or more, the exchange ratio will be fixed at .4114. The Company anticipates that the merger will be consummated prior to May 1999.

ACQUISITION

On December 28, 1995 the Company acquired Existential Systems Inc. (d/b/a System Innovations). The purchase price consisted of 75,000 shares of the Company's Common Stock $.01 par value ("Common Stock") valued at $5.25 per share. The transaction was accounted for as a purchase, and the results of operations for System Innovations are included in the consolidated statements of earnings from the acquisition date. Goodwill of $313,000 was recorded as a result of the transaction. System Innovations based in Littleton, Colorado, has been in business since 1984 and develops software applications for the life insurance industry. The acquisition agreement provides for the issuance of up to an additional 75,000 shares of the Company's Common stock in two equal installments in the event that System Innovations achieves certain earnings for fiscal years ending November 30, 1998 and 1999. System Innovations achieved its earnings target for fiscal 1998 and, accordingly, the Company issued 37,500 shares of Common stock to Michael Bain, the former sole shareholder of System Innovations.

In connection with the acquisition, the Company entered into a five-year employment agreement with Michael Bain, the sole shareholder of System Innovations, providing for an annual base salary of $210,000.

STRATEGY

FDP/VISION represents the Company's strategy to offer a total solution for the marketing and administration needs of the life insurance, financial services and employee benefits industries. This total solution will completely integrate the respective product lines of Agency Partner, Pension Partner and Home Office Systems.

Over the years, insurance agents, employee benefits professionals and insurance company home offices have been buying various application packages to support their marketing and administration needs. Each application has its own database leading to duplicate data entry. This nonintegrated environment of multiple applications and multiple databases results in added expense through duplication of training, duplication of resources and lost productivity.

FDP/VISION addresses these issues. At the core of the FDP/VISION solution lies a relational database which enables all systems used within FDP/VISION to access and share the same information. The ability to share data will eliminate repetitive data entry, reduce the risk of error and provide easy access to data. Another part of the FDP/VISION solution is a common user interface. FDP will not only coordinate the look and feel of all its applications but also will utilize the standard interface elements of Microsoft Windows. The consistency with these familiar elements will reduce the learning curve required for the user to learn the systems developed under FDP/VISION. The FDP/VISION design is also based upon object modeling, allowing the various systems to make use of reusable business objects. These objects have been designed to comply with emerging standards such as OLE for Life Insurance (OLifE) and Microsoft's DNAfs.

During 1998, the VISION Team continued to lead the development, coordination and implementation of the entire FDP/VISION strategy, bringing all systems one step closer to utilizing the same databases, languages and codes. With the Vision Team's help, the Company was able to bring many of the systems to client/server, 32-bit technology. The Team also continued to work on the Company's next generation of products to ensure they will be global, web-enabled, OLifE compliant, object oriented and Year 2000 compliant.

The FDP/VISION strategy gives the Company a competitive advantage in the life insurance, employee benefits and financial services industries. Potential and current clients have the choice of developing their software in-house, or utilizing multiple vendors for various applications. The Company is uniquely positioned and has expertise in all areas of agency development and home office systems. Since technology, government regulations and products are changing rapidly, it is no longer feasible or cost effective for clients to develop their systems in-house. The year 2000 has also caused companies to look for compliant solutions. The Company's ability to leverage proven software, capitalize on its excellent reputation and utilize Windows technology makes its systems a cost-effective solution to meet industry needs.

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

The Pension Partner systems are utilized by thousands of companies and agents throughout the nation, as well as consultants and other users. These systems include:

      - FDP/PEN            Complete proposal and administration system software
                           for all types of qualified plans, including Defined
                           Benefit, Target Benefit, Money Purchase, Profit
                           Sharing, 401(K), ESOP and Keogh Plans.

      - Easy Laser 5500    software that automates the completion of
                           laser-printed IRS 5500 forms and related schedules.


      - Easy Laser 5300    software that automates the completion of
                           laser-printed IRS 5300 forms and related schedules.

      - Easy Forms 1099    software that automates the preparation of 1099R's
                           and related forms.

      - PDQ IRS-approved automated pension plan document generation systems for Master or Regional Prototype plans and Volume Submitter Individualized Plans.

      - Pension Manager    software designed to control and coordinate pension
                           office work flow.

      - FDP/PTA            pension trust accounting database and asset
                           reconciliation system.

      - FDP/Distpack       software that illustrates the amount of excise taxes
                           payable on excess distributions and excess accumulations.

      - FDP/125            software for enrollment and administration software
                           for Section 125 cafeteria plans.

      - FDP/A4 software for nondiscrimination testing system for 401(k) plans.

      - FDP/DAILY          software for daily processing of participants
                           records and plan administration for 401(k) plans.

      - FDP/VOICE          voice response system that works in conjunction with
                           FDP/Daily.

AGENCY PARTNER

FDP's Agency Partner division is responsible for developing integrated software applications to support the needs and requirements of today's life insurance, employee benefits and financial services professionals. These Windows-based systems are designed to assist users in increasing sales, enhancing marketing, servicing clients and managing day-to-day business functions. The products in the Agency Partner division performing these integrated operations include Contact Partner(TM), FDP/XL and FINPACK.

Contact Partner is a database system that incorporates sales, marketing and client/contact management functions. Contact Partner includes all of the features required for life insurance and pension professionals to perform automatic client/prospect tracking, service and manage life insurance policies, investments and pension plans, investment tracking, time management, report management, targeted marketing and professional report and letter creation. The system also includes custom screen generation, data conversion features, Agent View Security (AVS) and an import feature, FDP/LINK, which facilitates the download of data from life insurance and investment companies. Contact Partner is also available in an international version, which is compatible with foreign languages and international data requirements.

Contact Partner is fully integrated with three separate modules that assist users with tracking and management of commissions, pension plans and investments. The Commission Tracking Module is designed to assist life insurance agents and agencies clearly and easily track and reconcile their commissions. Agents can view and reconcile commissions by agent, agency, policy, line of business or carrier, identify commission splits, track productivity and generate commission reports. The Plan Tracking Module is designed to be a launching place to create, view and modify plans, and perform workflow tasks related to the administration of pension plans. The Investment Tracking Module allows users to easily manage client financial and investment information and generate a variety of reports such as Investment Portfolio Summaries, Internal Rate of Return reports, Daily Blotter reports, as well as Asset Allocation analyses.

FDP/XL is a sales illustration system that provides a broad range of capabilities to present the benefits of life insurance policies while implementing NAIC compliance requirements. This system also illustrates a diverse range of strategies including Ledgers, Executive Bonus, Group Carve-Out, Split Dollar and Deferred Compensation. FDP/XL provides for full customization, enabling users to create reports and graphs that can be saved for use in any illustration. With its open-ended architecture, FDP/XL can quickly accommodate changes in the life insurance industry. FDP/XL also has an international version, which has the ability to be customized to operate in any language and accommodate various international requirements.

FINPACK is a comprehensive financial and estate analysis system that allows agents to analyze a client's financial profile through family needs and cash flow analysis, estate tax analysis and other financial tools. The system has the power to discover estate liquidity needs and suggest several techniques to fund the necessary life insurance-based financial plan. Among the analysis tools included are Charitable Remainder, Grantor Retained Income, and Irrevocable Life Insurance Trusts, several gifting techniques, and a number of Will and Testamentary Trust options. The system assists users in conveying recommendations to their clients in a clear and professional manner through graphical reports and integration with Microsoft PowerPoint(R).

FINPACK also provides Internet links to industry-related sites and a Conceptual Support Library to enhance sales presentations.

HOME OFFICE

The Home Office Systems division is responsible for the development of systems for use by life insurance home offices and financial institutions to handle the administration and processing requirements of life, pension and annuity products for either Group or Individual benefit and investment plans.

The systems provided by the FDP Home Office division are:

o FDP/CLAS (Comprehensive Life Administration System) supports universal life and variable universal life as well as traditional life products in the individual and annuity marketplaces.

o FDP/COMPASS (COMPrehensive Annuity Support System) provides for administration of group and individual pension/annuity products (both qualified and non-qualified), including participant recordkeeping and plan administration for corporate defined contribution arrangements such as money purchase, profit sharing, 401(k), superannuation, preservation, and cafeteria plans.

FDP/CLAS and FDP/COMPASS support the administration requirements for insurance company and investment products with a full range of automated financial functions. These functions include premium calculation, billing, collection, commissioning, claims payment, and general ledger accounting for all transactions. There are also comprehensive management information and report generation facilities. The functionality contained within the systems enables FDP clients to perform the service tasks required to operate an entire home office product administration area.

Utilizing a relational database design along with a Graphical User Interface
(GUI) front-end, FDP/CLAS and FDP/COMPASS operate in a client/server environment and utilize a state-of-the-art technical architecture, allowing for tremendous flexibility and ease of use. Capable of running on hardware ranging from inexpensive workstations to multi-processor computers with the power of mainframes, the UNIX and NT-based FDP/CLAS and FDP/COMPASS systems can be quickly installed and easily maintained on a standalone basis at the client's site. FDP/CLAS is also available on a timesharing basis for those companies that prefer to handle their administrative needs by outsourcing.

COMPUTER INFORMATION SYSTEMS

The Company provides timesharing services on its in-house Hewlett-Packard 3000 computer systems. The demand for the Company's timesharing services in the Pension Partner and Agency Partner divisions continues to decline as their various software programs are now more frequently requested for standalone personal computers. Timeshare access for FDP/CLAS also decreased in fiscal 1998 and 1997 after increasing in fiscal 1996. The data processing center of the Company operates multiple computers, approximately two-thirds of which are for in-house software development. The Company believes its computers and communication lines are sufficient for its processing needs.

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

The Company's major customers include The Prudential, Metropolitan Life, New York Life, Massachusetts Mutual, New England Mutual, Mutual Life Insurance Company of New York (MONY), Continental Assurance (CNA), General American Life, Guardian Life, National Life of Vermont, Minnesota Mutual, American United Life, Union Central, Indianapolis Life, Safeco Life, ITT/Hartford Life, National Mutual Life Association of Australia Ltd., VVAA, Principal Mutual Life Insurance Company, The Travelers Insurance Company, Liberty Life, Alexander Forbes, Plum Financial Services, Empire Life Insurance Company, Sanlam, Levob Veraekeringen, B.A., and Imperial Life.

REVENUE RECOGNITION AND RELATED MATTERS

The Company's business has not historically been of the nature that results in a backlog of unfilled firm customer orders although some contracts may take several years for completion. Large contracts for the sale and installation of software are billed as phases of the contracts are substantially complete. Sales relating to software license agreements are billed upon shipment of the products to the customer. The Company bills its customers for timesharing services on a monthly basis. Timesharing agreements continue for indefinite terms and are terminable by the customer at any time. Equipment sales are billed upon shipment. The backlog of software sales was insignificant at November 30, 1998.

On sales where significant enhancements are required, the Company recognizes revenue on the percentage of completion method based upon the labor hours incurred to date to total estimated labor hours. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Amounts received or billed in excess of revenues recognized to date are classified as "billings in excess of costs and estimated earnings on uncompleted contracts", whereas, revenues recognized in excess of amounts billed are classified as "costs and estimated earnings in excess of billings on uncompleted contracts". Revenue from separately priced extended software maintenance arrangements is deferred and recognized in income on a straight-line basis over the contract period.

International revenues provided by export sales were $18,595,000 or 45%, $13,384,000 or 41% and $6,307,000 or 24% of consolidated revenues for the years ended November 30, 1998, 1997 and 1996, respectively, and were primarily from customers in South Africa, the United Kingdom, Australia, Netherlands and Canada.

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

In 1998, the joint marketing agreement between the Company and Pension Publications of Denver (PPD), a firm specializing in the preparation of employee benefit documents was terminated. The Company decided to offer its own employee benefit documents service and entered into a new agreement with Global Benefit Advisors, LLC and TRI Pension Services to develop National Regional Protoype Plan Documents for Defined Contribution and Defined Benefit Plans. The agreements compensate the parties for their services and contained a provision for the Company to pay royalties based upon revenues generated from sales of the respective plan documents.

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

Users of the software are trained by the Company's staff concerning the use of a system and are provided with documentation including reference manuals. The Company maintains a staff that is available over a toll-free WATS telephone line to support its clients. In addition, the Company sponsors periodic training sessions and seminars to update and train users on new features of a system.

WARRANTIES AND RETURNS

The Company generally does not offer express warranties and limits implied warranties in its timesharing and software licensing agreements. The standard agreement for licensing the Company's systems under base fee arrangements contains provisions purporting to limit warranty liability to the correction of any deviation of a system from its specifications. The Company has not incurred any significant warranty expense to date. The amount of sales returns of hardware and software has been immaterial in the fiscal years ended November 30, 1998, 1997 and 1996.

PRODUCT DEVELOPMENT AND ENHANCEMENT

The computer software industry is characterized by continual technological change, requiring a high level of expenditures for the development and improvement of computer software products. To date, the Company has adapted to such changes by developing substantial functional enhancements to its products. The Company anticipates that it will continue to provide such enhancements to its systems. A substantial amount of the Company's cost of services is associated with the maintenance, enhancement and development of existing and new products, as well as customer service. Research and development expenses charged to cost of sales and services were approximately $5.6 million, $6.2 million, and $5.8 million during fiscal years 1998, 1997 and 1996, respectively.

In 1998, the Company's development efforts centered on the development of the suite of products under FDP/VISION. The Agency Partner division completed the conversion of Contact Partner from a 16-bit product to 32-bit product, which allows for the utilization of technology found in Windows 95, Windows 98 and Windows NT. This development permits the use of more powerful databases, such as SQL Server 7.0, and provides increased stability, memory management and scalability. In addition, the Company neared completion of a client/server, 32-bit version of FDP/XL. This system will integrate with the other Agency Partner products, rounding out the enterprise solution provided by the division. In the Pension Partner division, the Company released a 32-bit, Windows version of FDP/PEN. The division also began offering an employee benefit document service to clients. These documents will be offered in conjunction with the Company's new document generation software system called FDP/PDQ. In the Home Offices System division, the expansion of the international client base resulted in new functionality and product capabilities being added to the systems. The Company also continued its efforts towards the integration of FDP/CLAS and FDP/COMPASS under the FDP/VISION strategy. System Innovations released its advanced marketing illustration system named "ISP System" to five insurance companies that are using the system in a production environment.

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

The Company believes that the most important considerations for potential purchasers of systems software packages are product capability, customer support and service, integration of the product line, continuity of product enhancement, ease of installation and use, documentation and training, the experience and financial stability of the vendor and to a lesser extent, price. By virtue of its 30 years of experience in developing software for use by the life insurance industry, the Company believes that it has the ability to compete successfully with the data processing systems of life insurance companies and other independent software producers. The Company considers that its competitive position is in part dependent upon its ability to continue to develop software applications in response to the changing conditions of the employee benefit, life insurance and financial planning markets.

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

EMPLOYEES

The Company seeks to employ and retain highly skilled personnel who possess actuarial, marketing and computer programming skills. The Company employs approximately 440 employees, most of whom are employed at the Company's home office and none of who are members of a union. The Company has experienced a low turnover rate and believes that its relations with its employees are excellent.

ITEM 2.  PROPERTIES

The Company currently rents approximately 61,000 square feet of office space, occupying two locations, and constituting the Company's headquarters, in Miami, Florida, from a partnership, of which the Company's principal shareholder is the general partner of (the "Partnership"). The space is rented pursuant to a 5-year lease effective December 1, 1994 which provides for a base rental amount, subject to increases based on increases in the consumer price index, plus taxes, insurance and certain operating expenses. Currently, the annual rent relating to this building is approximately $1,515,000 per year. The Company has the option to renew this lease for another 5 years under the same terms and conditions.

The Company also rents office space at three other locations: 1) 24,200 square feet of office space in Natick, Massachusetts for an annual rent of approximately $508,000 under a lease expiring on November 30, 2002; 2) 10,500 square feet of office space in Littleton, Colorado for an annual rent of approximately $144,000 under a lease expiring on August 31, 2002; 3) 1,600 square feet of office space in Parktown, South Africa for an annual rent of approximately $20,000 under a lease expiring June 30, 2000 and 4) shared office space in Livingston, Scotland for an annual rental of $20,000 under a lease expiring December 31, 1999.

ITEM 3.  LEGAL PROCEEDINGS

The Company is from time to time involved in routine litigation arising in the ordinary course of business. No litigation in which the Company is presently involved is material to its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 1998.

On October 10, 1997, the Company filed with the Securities and Exchange Commission an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, relating to the approval by written consent of shareholder of an increase to 1,220,868 in the number of shares of Common Stock reserved for issuance pursuant to the Company's 1994 Employee Stock Option Plan (the "1994 Plan"). Mr. Michael C. Goldberg, the record and beneficial owner of approximately 53.7% of the then outstanding shares of Common Stock, voted all such shares in favor of the increase in the number of shares of Common Stock reserved for issuance pursuant to the 1994 Plan, which vote was sufficient to approve the increase.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on The Nasdaq National Market under the symbol FDPC. The following table sets forth for the periods indicated, the high and low sales prices of the Common Stock as reported on the Nasdaq National Market.

-------------------------------------------------------------------------------
FISCAL 1998:                                     High              Low
-------------------------------------------------------------------------------
                       First Quarter            $11 3/8           $10
                       Second Quarter            14 1/4            9 3/8
                       Third Quarter             13 1/2            9 1/2
                       Fourth Quarter            11                8 3/8

-------------------------------------------------------------------------------
FISCAL 1997:                                     High             Low
-------------------------------------------------------------------------------
                       First Quarter            $10               $6 1/8
                       Second Quarter             7 7/8            6 1/8
                       Third Quarter              8 5/8            6 7/8
                       Fourth Quarter            11 3/8            7 3/4

As of November 30, 1998, there were approximately 97 record holders of the Common Stock excluding security position listings. The Company would have approximately 853 record holders if security positions listings were included.

On April 24, 1996, the Company's Board of Directors approved an annual cash dividend of $.04 per share of Common Stock and paid to shareholders of record on May 10, 1996.

On February 13,1997, the Company's Board of Directors approved a quarterly cash dividend of $.0125 per share of Common Stock, totaling $.05 per share for fiscal 1997.

On February 13, 1998, the Company's Board of Directors approved a quarterly cash dividend of $.0125 per share of Common Stock, totaling $.05 per share for fiscal 1998.

On February 16, 1999, the Company's Board of Directors approved a quarterly cash dividend of $.0125 per share of Common Stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

The selected consolidated financial data set forth below has been derived from the consolidated financial statements of the Company. The consolidated financial statements as of November 30, 1998 and 1997 and for the three years ended November 30, 1998 have been audited by KPMG LLP, independent auditors, and such consolidated financial statements and the report thereon are included elsewhere herein. The consolidated financial statements as of November 30, 1996, 1995 and 1994 and for the two years ended November 30, 1995 have also been audited by KPMG LLP and are not included herein.


Historical summary                               1998          1997         1996             1995          1994
                                               --------      --------     --------         --------      --------
Results of Operations
  Revenues                                     $ 40,934      $ 32,817     $ 26,445(a)      $ 19,389      $ 18,371
  Operating profit                                4,468         3,343        2,191            1,069           427
  Interest income                                 1,189         1,235        1,073              968           725
  Foreign exchange (loss) gain and other            (21)            6           (3)              (7)            9
  Earnings before income taxes                    5,636         4,584        3,261            2,030         1,161
  Net earnings                                    3,832         2,980        2,225            1,468           652
  Net earnings per share (b):
            Basic                                   .65           .53          .41              .28           .13
            Diluted                                 .62           .50          .39              .27           .13
  Weighted averages shares outstanding (b)
            Used to compute basic                 5,937         5,631        5,386            5,166         5,059
            Used to compute diluted               6,227         5,938        5,751            5,385         5,164

Financial Condition
  Working capital                              $ 19,460      $ 12,799     $ 13,723         $ 10,155      $  9,694
  Total assets                                   39,667        33,088       29,112           23,660        21,520
  Stockholders' equity                           32,886        27,471       23,562           20,062        18,240

----------------

(a) Fiscal year 1996 revenues include revenues of $3,186 related to System Innovations; an acquisition accounted for as a purchase. See Note 1 to the Consolidated Financial Statements.

(b) In fiscal year 1996, the Company declared a three-for-two stock split. Prior year share and per share amounts have been restated to reflect the split.


Quarterly results (Unaudited)                First      Second       Third       Fourth
                                            Quarter     Quarter     Quarter     Quarter
                                            -------     -------     -------     -------
Fiscal 1998:
  Revenues                                  $ 9,190     $ 9,674     $10,267     $11,803
  Operating profit                              837       1,136       1,340       1,155
  Net earnings                                  729         919       1,068       1,116
  Net Earnings per share:
            Basic                               .12         .15         .18         .19
            Diluted                             .12         .15         .17         .18
  Weighted average shares outstanding:
            Used to compute basic             5,839       5,942       5,978       5,986
            Used to compute diluted           6,136       6,251       6,274       6,219

Fiscal 1997:
  Revenues                                  $ 7,262     $ 7,892     $ 8,286     $ 9,377
  Operating profit                              490         778         891       1,184
  Net earnings                                  529         705         788         958
  Net Earnings per share:
            Basic                               .10         .13         .14         .17
            Diluted                             .09         .12         .13         .16
  Weighted average shares outstanding:
            Used to compute basic             5,526       5,558       5,558       5,758
            Used to compute diluted           5,840       5,850       5,977       6,079

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

ACQUISITION

On December 28, 1995, the Company acquired Existential Systems Inc. (d/b/a System Innovations). The purchase price consisted of 75,000 shares of the Company's Common Stock $.01 par value ("Common stock") valued at $5.25 per share. The transaction was accounted for as a purchase, and the results of operations for System Innovations are included in the consolidated statements of earnings from the acquisition date. Goodwill of $313,000 was recorded as a result of the transaction. System Innovations based in Littleton, Colorado, has been in business since 1984 and develops software applications for the life insurance industry. The acquisition agreement provides for the issuance of up to an additional 75,000 shares of the Company's Common stock in two equal installments in the event that System Innovations achieves certain earnings for fiscal years ending November 30, 1998 and 1999. System Innovations achieved its earnings target for fiscal 1998, and accordingly, the Company issued 37,500 shares of Common stock to Michael Bain, the former sole shareholder of System Innovations.

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

The Company's total revenues, exclusive of interest earnings, were $40,934,000, $32,817,000 and $26,445,000, for the fiscal years ended November 30, 1998, 1997 and 1996, respectively. Total revenues in 1998 and 1997 increased by 25% and 24%, respectively. The Company reports its revenues by two major types: software and information services.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SOFTWARE REVENUES


(IN THOUSANDS)           1998        Change        1997        Change        1996
                        -------      -------      -------      -------      -------
AGENCY PARTNER          $ 9,067           22%     $ 7,446            8%     $ 6,900
PENSION PARTNER           4,634           10%       4,202            9%       3,844
HOME OFFICE SYSTEMS      21,118           37%      15,396           65%       9,357
SYSTEM INNOVATIONS        4,096           14%       3,588           13%       3,186
                        -------      -------      -------      -------      -------
Total Software          $38,915           27%     $30,632           32%     $23,287
% of total Revenue           95%                       93%                       88%


Total software-related revenues, which include software sales, maintenance, service revenue (time and materials), net equipment sales and other, for fiscal 1998 increased $8,283,000 or 27% as compared to the prior year. For fiscal 1997, software-related revenues increased by $7,345,000 or 32% as compared to the prior year.

The increase in software revenues for fiscal 1998 was principally driven by the HOME OFFICE SYSTEMS division that includes the products FDP/COMPASS and FDP/CLAS. Revenues for these products increased by 49% and 17%, respectively. More than half of the increase in FDP/COMPASS revenues was related to two new multi-million dollar contracts executed for the product with major insurance companies in Australia and the United Kingdom. The remainder of the increase related to license fees and service revenue earned from existing contracts. FDP/CLAS revenues increased due to higher service revenue related to continuing modifications and enhancements to the product. In fiscal 1997, the software revenue increase was also driven by FDP/COMPASS and FDP/CLAS which increased by 102% and 24%, respectively, as compared to the prior year.

Agency Partner revenues, which include the products Contact Partner(TM), FDP/XL and FINPACK, were up $1,621,000 or 22% for fiscal 1998. The 1998 increase was mainly related to a 54% increase in Contact Partner(TM) revenues. Contact Partner (TM) revenues increased due to higher service revenue and a new multi-million dollar licensing agreement executed with a life insurance company in South Africa. The Company expects this contract to make a significant contribution towards Agency Partner revenues in fiscal 1999. Revenues related to the other Agency Partner products, FDP/XL and Finpack, were up slightly as compared to the prior year. In fiscal 1997 revenues for the Agency Partner products were up 8%.

Pension Partner revenues increased 10% in fiscal 1998 due to higher licensing fees and maintenance revenues as a result of sales of the new Windows versions of the FDP/PEN Administration and Proposal systems. In fiscal 1997, software related revenues had increased by 9%.

System Innovation revenues in fiscal 1998 increased 14% as compared to last year as the advanced-technology life insurance proposal system (ISP) that was under development with six major insurance companies was released. In fiscal 1997, revenues for the group increased 13%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INFORMATION SERVICES REVENUE


(IN THOUSANDS)                  1998      Change     1997      Change    1996
                               ------      ----     ------      ----     ------
AGENCY PARTNER                 $  106      -21%     $  135      -46%     $  249
PENSION PARTNER                   412      -16%        493      -33%        733
HOME OFFICE SYSTEMS:
    FDP/CLAS                    1,501      -4%       1,557      -28%      2,176
                               ------      ----     ------      ----     ------
Total Information Services     $2,019      -8%      $2,185      -31%     $3,158
% of total Revenue                  5%                   7%                  12%



Total information services revenue, consisting primarily of timesharing charges, for fiscal 1998, decreased by 8%. Information services revenue in Agency and Pension Partner continues to decline as customers that access the various programs on a time-sharing basis are purchasing the products for use on personal computers. Information services revenue for FDP/CLAS decreased slightly as compared to the prior year. In fiscal 1997, information service revenue decreased by 31% as a major customer of FDP/CLAS purchased the system to do its processing in-house. Information services revenue as a percentage of total revenues continues to decline as software related revenues have increased.

COSTS AND EXPENSES


(IN THOUSANDS)                   1998        Change        1997        Change        1996
                                -------      -------      -------      -------      -------
Product development,
maintenance and enhancements:
    Software                    $29,019           25%     $23,184           27%     $18,240
    Information Services            990          -11%       1,107           -9%       1,211
Selling, general and admin.       6,195           30%       4,776           10%       4,329
Telecommunications                  262          -36%         407          -14%         474
                                -------      -------      -------      -------      -------
Total costs & expenses          $36,466           24%     $29,474           22%     $24,254
% of total revenue                   89%                       90%                       92%


The Company's costs and expenses for fiscal 1998, increased by $6,992,000 or 24% after increasing $5,220,000 or 22%, in fiscal 1997. The increase in costs for both years was mainly the result of higher personnel costs in the FDP/COMPASS division and development efforts related to the suite of products under FDP/VISION.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For fiscal 1998 and fiscal 1997, costs and expenses related to software continue to increase, whereas the costs and expenses related to information services have decreased. This trend reflects the shifting of Company resources away from information services, a decreasing revenue base, to software product development, a growing revenue base. Total selling, general and administrative expenses for fiscal 1998 increased by $1,419,000 or 30% after increasing $447,000 or 10%, in fiscal 1997. The increase in fiscal 1998 was mainly related to a higher allowance for doubtful accounts and an increase in selling related expenses and administrative costs. In 1998, the allowance for doubtful accounts was increased by $650,000 as a result of a higher accounts receivable balance and a potential one-time write-off relating to a customer. In fiscal 1997, the increase in selling, general and administrative costs was related to higher selling related expenses and administrative costs.

OTHER INFORMATION


(IN THOUSANDS)                 1998       Change         1997       Change        1996
                             -------      -------      -------      -------      -------
Personnel costs              $24,340           24%     $19,595           20%     $16,273
% of total revenue                59%                       60%                       62%
Research and development
  Expenditures               $ 5,554          -11%      $ 6,225           8%     $ 5,778
% of total revenue                14%                        19%                      22%


In fiscal 1998 and 1997 personnel costs, which include employee compensation, payroll taxes and employee benefits, increased by $4,745,000 or 24% and $3,322,000 or 20%, respectively.

The decrease in research and development ("R&D") expenditures for fiscal 1998 was mainly related to the FDP/COMPASS product. The increases in research and development ("R&D") expenditures for fiscal 1997 were mainly related to the development and upgrade of products under FDP/VISION.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INVESTMENT INCOME

(IN THOUSANDS)                      1998        Change       1997         Change       1996
                                  ---------      ----      ---------      ------      ------
Interest income                   $   1,189      -4%       $   1,235          15%     $1,073
Average interest-earning rate          5.67%                    6.09%                   5.90%


The Company's investment income principally relates to the marketable securities portfolio that consists of U.S. Treasury Securities. The amount of interest income earned is primarily the result of the average interest rates on the instruments in the securities portfolio.

INCOME TAXES


(IN THOUSANDS)                  1998       Change       1997       Change       1996
                               ------      ------      ------      ------      ------
Provision for income taxes     $1,804          12%     $1,604          55%     $1,036
Effective income tax rate          32%                     35%                     32%


The Company provides for federal and state income taxes on sources of income effectively connected with trade or business within the United States and within each applicable state. In fiscal 1998, the effective income tax rate decreased as compared to 1997 due to an increase in benefits provided by the foreign sales corporation (FSC) benefit as a result of the Company qualifying to be treated as a "Large FSC". The 1997 income tax rate increase was due to the reduction in research and development credits and the foreign sales corporation (FSC) benefit.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain a highly liquid and virtually debt-free balance sheet. Expenditures for property and equipment used for software development, information services and other operations were $3,287,000, $2,047,000, $1,200,000 for fiscal years 1998, 1997 and 1996, respectively. The increase in expenditures for 1998 related to leasehold improvements and furniture for new office space to accommodate the Company's growth. In 1997, the increase was related to leasehold improvements on new office space for the Company.

Management believes that existing working capital and funds generated by operations will be sufficient to meet the Company's anticipated capital needs in connection with its present and proposed activities. At November 30, 1998, there were no long-term commitments for the Company's working capital other than for leases of premises.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


(IN THOUSANDS)                    1998      Change        1997       Change        1996
                                -------     -------      -------     -------      -------
Cash, cash equivalents and
  marketable securities-
  End of year                   $20,819           5%     $19,831           6%     $18,779
Working capital                 $19,460          52%     $12,799          -7%     $13,723


Cash, cash equivalents and marketable securities for 1998 and 1997 grew due to cash flow from operating activities and cash received upon the exercise of stock options.

FOREIGN CURRENCY EXCHANGE

International sales are sometimes invoiced and paid for in foreign currencies. Therefore, revenues from these sales will be affected by fluctuations of foreign currencies versus the U.S. dollar. The Company attempts to minimize its foreign currency exposure by executing its contracts in U.S. currency. The foreign exchange (losses) gains were minimal for fiscal years ended 1998, 1997 and 1996.

EFFECTS OF INFLATION

Although the effects of inflation upon the Company's costs and expenses cannot be precisely measured, inflation has caused increases in personnel and other operating costs. Within the limits imposed by the respective marketplace, the Company attempts to control its expenditures through a variety of management-supervised policies.

STATEMENT OF POSITION (SOP) 97-2 SOFTWARE REVENUE RECOGNITION

In October 1997, the AICPA issued Statement of Position (SOP) 97-2, SOFTWARE REVENUE RECOGNITION, which supersedes SOP 91-1. The Company adopted SOP 97-2 for software transactions entered into beginning November 1, 1997, as retroactive application to years prior to adoption is prohibited. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, postcontract customer support, installation, training, etc.) to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence which is specific to the vendor. The revenue allocated to software products (including specified upgrades/enhancements) generally is recognized upon delivery of the products. The revenue allocated to postcontract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements (such as training and installation) generally is recognized as the services are performed. If a vendor does not have evidence of fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The adoption of SOP 97-2 did not have a material impact on the Company's results of operations.

Revenue from contracts for the licensing of software and installation of software where significant enhancements are required is recognized on the percentage of completion method based on the labor hours incurred to date to total labor hours. Changes in job performance, job conditions, estimated profitability and final contract settlements which may result in

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

revisions to costs and income are recognized in the period in which the revisions are determined. Anticipated losses are recognized in the period in which they are identified. Amounts received or billed in excess of revenues recognized to date are classified as "billings in excess of costs and estimated earnings on uncompleted contracts", whereas, revenues recognized in excess of amounts billed are classified as "costs and estimated earnings in excess of billings on uncompleted contracts". The Company recognizes revenue for timesharing services as earned and bills the customers on a monthly basis. Timesharing agreements continue for indefinite terms and are terminable by the customer at any time. Revenue from separately priced extended software maintenance arrangements is deferred and recognized in income on a straight-line basis over the contract period.

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

The Company has been aware of this problem and has been addressing it, both for its software that is being developed for sale to users and for applications affecting internal operations that potentially may not be year 2000 compliant. On software developed for sale to users, the Company believes that its complete suite of current Windows-based products is already year 2000 compliant, and modifications to its older DOS-based products and legacy systems are currently in progress to make them year 2000 compliant. These modifications are currently being tested by the Company's quality assurance staff and by the Company's clients. This process is expected to be completed by the second quarter of fiscal 1999.

The Company is currently nearing completion in assessing all of its internal technical applications to ascertain whether they are year 2000 compliant. The Company has conducted an internal assessment of its internal information and telecommunication systems and believes based upon findings that these systems are already, or in the process of being altered to become, year 2000 compliant. Components of those systems which are in the process of becoming year 2000 compliant are expected to be completed and tested for compliance by the end of the second quarter of 1999. The assessment and estimation of completion dates for having those systems year 2000 compliant were conducted by the Company's information technology and telecommunication staff based on their expertise in those areas and discussions with representatives of vendors who support those systems. The Company is also nearing completion in assessing its non-technical applications to identify areas that are not year 2000 compliant. Although the Company cannot determine at this time the extent of the problem that may exist in these non-technical areas for not being year 2000 compliant, the Company

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

does not expect this area to pose any significant problems. The Company believes that the cost of bringing its non-technical applications into year 2000 compliance will be immaterial.

Additionally, the Company is in the final stages of assessing its relationship with major third parties whose inability to be year 2000 compliant in a timely manner could have an adverse effect on the Company's operations. These third parties are primarily vendors (banks, telephone companies, freight companies and other suppliers for the Company's software products) whose inability to be year 2000 compliant could delay or cancel customer orders for the Company's products and services, delay receipt of payments by customers for products shipped and services rendered, and disrupt other aspects of the Company's operations. Any one of these potential events could adversely affect the Company's financial condition and results of operations.

The Company anticipates making formal inquiries with these major third parties with respect to their year 2000 compliance programs and, more importantly, those specific parts of their program that directly affect the Company's operations. The Company plans to identify and categorize its third parties so that those parties who are identified as being critical to the Company's operations receive higher priority and more attention than those third parties who are deemed to be not as critical to the Company's operations. The Company expects to solicit information for these third parties and monitor the progress of their year 2000 compliant programs.

The Company is developing a contingency plan in the event the Company or any of these third parties fail to become year 2000 compliant in a timely manner. Such a plan will be completed after the Company has finished its assessment of its third party vendors' and service providers' year 2000 programs and the testing of its own year 2000 program. The Company believes that a reasonable worst-case scenario for not being year 2000 compliant would be that the Company's software products sold to users do not address all aspects or conditions related to the year 2000 compliance issue and that the Company's vendors are not able to supply components related to its software products. If such a scenario occurs, the Company will have to redirect some of its product development staff to work on the software to make it year 2000 compliant for events it did not originally consider in the development of the software. The Company's users may also seek to hold the Company liable for damages if the software does not function properly.

Additionally, there could be delays in delivering software to customers as the Company finds new suppliers or methods of delivery.

The Company does not separately track the internal costs incurred relating to the year 2000 issue. Such costs that have been incurred relate principally to payroll related expenses for the product development groups. Based on the assessment the Company has made to date on the year 2000 compliance issue, the Company does not believe that it will have an adverse effect on the Company's financial condition and results of operations. The Company will continue to update its assessment of its year 2000 readiness as it receives updated information from its year 2000 program.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CAUTIONARY STATEMENTS RELATING TO FORWARD-LOOKING STATEMENTS

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations and beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company's products, profit margins, year 2000 compliance and sufficiency of the Company's cash flow for the Company's future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in forward-looking statements, including, without limitation, the following: technological changes, decline in the demand for the Company's software products; and the effect of general economic conditions generally and factors affecting the insurance and employee benefits industries. These statements by their nature involve substantial risks and uncertainties and actual events or results may differ as a result of these and other factors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign exchange rates. To manage the interest rate exposure, the Company invests its cash in money market funds and U.S. Treasury securities. The U.S. Treasury securities have maturity dates less than three years from the date of purchase and the Company holds these securities to maturity. In addition, at November 30, 1998, the Company had a debt-free balance sheet. To control the risk relating to foreign exchange, the Company attempts to execute its international contracts in U.S. dollars. Currently, the Company only has two contracts that are denoted in foreign currency that the Company has decided not to hedge its exposure. The Company continually monitors its economic exposure to changes in foreign exchange rates and in the future may enter into foreign exchange forward or option contracts if conditions were to change.

ITEM 8.  REPORT OF INDEPENDENT AUDITORS FINANCIAL STATEMENTS AND
         SUPPLEMENTARY DATA


  Report of Independent Auditors                                             Page  26

  Consolidated Balance Sheets as of November 30, 1998 and 1997               Page  27

  Consolidated Statements of Earnings for the years ended                    Page  28
  November 30, 1998, 1997 and 1996

  Consolidated Statements of Cash Flows for the years ended                  Page  29
  November 30, 1998, 1997 and 1996

  Consolidated Statements of Stockholders' Equity and Comprehensive
  Income for the years ended November 30, 1998, 1997 and 1996                Page  30

  Notes to Consolidated Financial Statements                                 Page 33-41

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
FDP Corp.:

We have audited the accompanying consolidated balance sheets of FDP Corp. and subsidiaries as of November 30, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended November 30, 1998. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule, Schedule II - Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of FDP Corp. and subsidiaries as of November 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Miami, Florida
January 19, 1999

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           FDP Corp. and Subsidiaries
                          Consolidated Balance Sheets
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                             November 30,
                                                                                        ----------------------
                                                                                          1998          1997
                                                                                        --------      --------
ASSETS
Current assets:
    Cash and cash equivalents                                                           $  7,432      $  4,109
    Marketable securities                                                                  5,336         4,825
    Accounts receivable, less allowance for uncollectible
       Accounts of $1,034 in 1998 and $384 in 1997                                         9,892         6,967
    Notes receivable - current                                                               262           671
    Prepaid expenses                                                                         455           145
    Deferred income taxes                                                                    745           246
    Costs and estimated earnings in excess of billings on uncompleted contracts              787           774
    Other                                                                                     52            69
                                                                                        --------      --------
       Total current assets                                                               24,961        17,806
Property and equipment, net                                                                5,755         3,848
Other assets:
    Marketable securities                                                                  8,051        10,897
    Notes receivable - non-current                                                            93           109
    Goodwill, net                                                                            401           137
    Other                                                                                    406           291
                                                                                        ========      ========
Total assets                                                                            $ 39,667      $ 33,088
                                                                                        ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                                            $  4,303      $  4,095
    Income taxes payable                                                                     827           399
    Billings in excess of costs and estimated earnings on uncompleted contracts              371           513
                                                                                        --------      --------
Total current liabilities                                                                  5,501         5,007
Deferred income taxes                                                                      1,280           610
                                                                                        --------      --------
Total liabilities                                                                          6,781         5,617

Stockholders' Equity:
    Preferred stock; $.01 par value.  Authorized 10,000 shares; none issued                   --            --
    Common stock; $.01 par value.  Authorized 30,000 shares;
    shares issued and outstanding 5,987 in 1998 and 5,777 in 1997                             60            58
    Paid-in capital                                                                       12,405        10,500
    Retained earnings                                                                     20,456        16,922
    Accumulated other comprehensive income -foreign currency translation adjustment          (35)           (9)
                                                                                        --------      --------
       Total stockholders' equity                                                         32,886        27,471
                                                                                        --------      --------
    Total liabilities and stockholders' equity                                          $ 39,667      $ 33,088
                                                                                        ========      ========

         See accompanying notes to consolidated financial statements.

                           FDP Corp. and Subsidiaries
                      Consolidated Statements of Earnings
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               Year Ended November 30,
                                                         -----------------------------------
                                                           1998          1997         1996
                                                         --------      --------     --------
Revenues:
    Software                                             $ 38,915      $ 30,632     $ 23,287
    Information services                                    2,019         2,185        3,158
                                                         --------      --------     --------
                                                           40,934        32,817       26,445

Cost of sales and services:
   Product development, maintenance and enhancements
      Software                                             29,019        23,184       18,240
      Information services                                    990         1,107        1,211
Selling, general and administrative expenses                6,195         4,776        4,329
Telecommunications                                            262           407          474
                                                         --------      --------     --------
                                                           36,466        29,474       24,254
                                                         --------      --------     --------

Operating profit                                            4,468         3,343        2,191

Other:
      Interest income                                       1,189         1,235        1,073
      Foreign currency gain (loss) and other, net             (21)            6           (3)
                                                         --------      --------     --------
Net other income                                            1,168         1,241        1,070
                                                         --------      --------     --------

Earnings before income taxes                                5,636         4,584        3,261

Provision for income taxes                                  1,804         1,604        1,036
                                                         --------      --------     --------
Net earnings                                             $  3,832      $  2,980     $  2,225
                                                         ========      ========     ========

BASIC EPS COMPUTATION:
Numerator                                                   3,832      $  2,980     $  2,225
Denominator:
    Weighted average number of shares                       5,937         5,631        5,386
Basic net earnings per share                             $    .65      $    .53     $    .41
                                                         ========      ========     ========

DILUTED EPS COMPUTATION:
Numerator                                                   3,832      $  2,980     $  2,225
Denominator:
  Weighted average number of shares                         5,937         5,631        5,386
  Incremental shares from assumed conversions of
  stock options                                               290           307          365
                                                         --------      --------     --------
                                                            6,227         5,938        5,751
Diluted net earnings per share                           $    .62      $    .50     $    .39
                                                         ========      ========     ========

         See accompanying notes to consolidated financial statements.

                           FDP Corp. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (IN THOUSANDS)

                                                              Year Ended November 30,
                                                          ---------------------------------
                                                           1998         1997         1996
                                                          -------      -------      -------
Cash flows from operating activities:
Net earnings                                              $ 3,832      $ 2,980      $ 2,225
                                                          -------      -------      -------
Adjustments to reconcile net earnings to
  Net cash provided by operating activities:
    Depreciation and amortization of property,
      Equipment and intangibles                             1,500          972          866
    Increase (decrease) in deferred taxes                     171          194         (163)
    Changes in assets and liabilities; net of effects
      from acquisition of business:
    Increase in accounts receivable, net                   (2,925)      (1,318)      (1,447)
    (Increase) decrease in prepaid expenses                  (310)         (54)          27
    Increase in costs and estimated earnings in
      excess of billings on uncompleted contracts             (13)        (212)        (438)
    Increase in other assets                                  (99)        (154)          (3)
    Increase (decrease) in accounts payable
      and accrued expenses                                    208        1,122         (580)
    (Decrease) increase in billings in excess of
      costs and estimated earnings on uncompleted
      contracts                                              (141)      (1,401)       1,865
    Increase (decrease) in income taxes payable               427          160          (16)
                                                          -------      -------      -------
    Total adjustments                                      (1,182)        (691)         111
                                                          -------      -------      -------
      Net cash provided by operating activities             2,650        2,289        2,336

Cash flows from investing activities:
    Proceeds from redemption of marketable securities       4,776        2,121        4,960
    Purchase of marketable securities                      (2,440)      (5,364)      (4,629)
    Proceeds from the sale of equipment                        26           --           10
    Proceeds from note receivable                           1,119          867          882
    Acquisition of note receivable                           (694)      (1,059)        (426)
    Acquisition of business, net of cash acquired              --           --          185
    Equipment acquired                                     (3,287)      (2,047)      (1,200)
                                                          -------      -------      -------
       Net cash used in investing activities                 (500)      (5,482)        (218)

Cash flows from financing activities:
    Proceeds from exercise of stock options                   991          727          629
    Stock option income tax benefit                           503          494          468
    Cumulative translation adjustment                         (26)          (9)          --
    Dividend payment                                         (295)        (210)        (216)
                                                          -------      -------      -------
    Net cash provided by financing activities               1,173        1,002          881

Net increase (decrease) in cash and cash equivalents        3,323       (2,191)       2,999
Cash and cash equivalents at beginning of year              4,109        6,300        3,301
                                                          -------      -------      -------
Cash and cash equivalents at end of year                  $ 7,432      $ 4,109      $ 6,300
                                                          -------      -------      -------

         See accompanying notes to consolidated financial statements.

                           FDP Corp. and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                 (IN THOUSANDS)

                                             Common Stock
                                    ------------------------------
                                                                                 Accumulated
                                                                                    Other          Total
                                                          Paid-in      Retained  Comprehensive  Stockholders'
                                    Shares    Amount      Capital      Earnings     Income        Equity
                                    -----     -------     --------     -------     --------      --------
Balance at November 30, 1995        5,202          52     $  7,794     $12,216                   $ 20,062
Exercise of stock options             241           2          627                                    629
Stock option income tax benefit                                468                                    468
Stock issued for acquisition           75           1          393                                    394
Dividend payment                                                          (216)                      (216)
Net earnings                                                             2,225                      2,225
                                    -----     -------     --------     -------     --------      --------
Balance at November 30, 1996        5,518          55        9,282      14,225           --        23,562

Exercise of stock options             259           3          724                                    727
Stock option income tax benefit                                494                                    494
Dividend payment                                                          (283)                      (283)
Comprehensive Income
  Net earnings                                                           2,980                      2,980
  Foreign currency translation
    adjustment                                                                           (9)           (9)
                                                                                                 --------
Total comprehensive income                                                                          2,971
                                    -----     -------     --------     -------     --------      --------
Balance at November 30, 1997        5,777          58       10,500      16,922           (9)       27,471

Exercise of stock options             210           2          989                                    991
Stock option income tax benefit                                503                                    503
Stock issued for acquisition                                   413                                    413
Dividend payment                                                          (298)                      (298)
Comprehensive Income
  Net earnings                                                           3,832                      3,832
  Foreign currency translation
    adjustment                                                                          (26)          (26)
                                                                                                 --------
Total comprehensive income                                                                          3,806
                                    -----     -------     --------     -------     --------      --------
Balance at November 30, 1998        5,987     $    60     $ 12,405     $20,456     $    (35)     $ 32,886
                                    -----     -------     --------     -------     --------      --------


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

ACQUISITION

On December 28, 1995 the Company acquired Existential Systems Inc. (d/b/a System Innovations). The purchase price consisted of 75,000 shares of the Company's Common Stock $.01 par value ("Common Stock") valued at $5.25 per share. The transaction was accounted for as a purchase, and the results of operations for System Innovations are included in the consolidated statements of earnings from the acquisition date. Goodwill of $313,000 was recorded as a result of the transaction. System Innovations based in Littleton, Colorado, has been in business since 1984 and develops software applications for the life insurance industry. The acquisition agreement provides for the issuance of up to an additional 75,000 shares of the Company's Common stock in two equal installments in the event that System Innovations achieves certain earnings for fiscal years ending November 30, 1998 and 1999. System Innovations achieved its earnings target for fiscal 1998, and accordingly, the Company issued 37,500 shares of Common stock to Michael Bain, the former sole shareholder of System Innovations.

The accounting and reporting policies of the Company conform to generally accepted accounting principles. The following summarizes the more significant of these policies:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of FDP Corp. and its wholly-owned subsidiaries, Financial Data Planning Corp., Actuarial Research & Development Corp., FDP Leasing Corp., FDP International Corp., System Innovations and FDP Software South Africa (Proprietary) Limited. All inter-company accounts and transactions have been eliminated.

CASH EQUIVALENTS

For financial statement purposes, cash equivalents include interest bearing accounts. The Company considers all highly liquid debt instruments with original maturities of less than three months to be cash equivalents.

                           FDP Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

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

Marketable securities consist of U.S. Treasury securities and the market value of these securities at each year end approximated their amortized cost. Maturities of marketable securities at November 30, 1998 and 1997 were as follows (in thousands):

                                November 30,
                          ------------------------
Maturity                   1998             1997
                          -------          -------
Less than 1 year          $ 5,336          $ 4,825
1 to 2 years                5,601            5,316
2 to 3 years                2,450            5,581
                          -------          -------
                          $13,387          $15,722
                          -------          -------

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

The amount of federal and state income taxes paid during 1998, 1997 and 1996 were $701,000, $755,000 and $638,000, respectively.

FOREIGN CURRENCY EXCHANGE

International sales are sometimes invoiced and paid for in foreign currencies. Therefore, revenues will be affected by fluctuations of foreign currencies versus the U.S. dollar. The resulting foreign exchange gain or loss for the period is reflected in the Company's consolidated financial statements.

International revenues provided by export sales were $18,595,000 or 45%, $13,384,000 or 41% and $6,307,000 or 24% of consolidated revenues for the years ended November 30, 1998, 1997 and 1996, respectively, and were primarily from customers in South Africa, the United Kingdom, Australia, the Netherlands and Canada.

                           FDP Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

REVENUE RECOGNITION AND RELATED MATTERS

Revenue from contracts for the licensing of software and installation of software where significant enhancements are required is recognized on the percentage of completion method based on the labor hours incurred to date to total labor hours. Changes in job performance, job conditions, estimated profitability and final contract settlements which may result in revisions to costs and income are recognized in the period in which the revisions are determined. Anticipated losses are recognized in the period in which they are identified. Amounts received or billed in excess of revenues recognized to date are classified as "billings in excess of costs and estimated earnings on uncompleted contracts", whereas, revenues recognized in excess of amounts billed are classified as "costs and estimated earnings in excess of billings on uncompleted contracts". The Company recognizes revenue for timesharing services as earned and bills the customers on a monthly basis. Timesharing agreements continue for indefinite terms and are terminable by the customer at any time. Revenue from separately priced extended software maintenance arrangements is deferred and recognized in income on a straight-line basis over the contract period.

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

No single customer accounted for 10% or more of total revenues in the years ended 1998, 1997 and 1996.

GOODWILL

Goodwill related to the acquisition of System Innovations represents the excess of the purchase price over fair market value of the net assets acquired and is being amortized over the expected periods to be benefited, four years on a straight-line basis. During the fourth quarter of fiscal 1998, the Company committed to issue 37,500 shares of common stock with a fair market value of $412,500. The issuance of the pending shares was recorded as an increase to the original goodwill and will be amortized over the remaining life of the original goodwill. The amortization expense recorded in fiscal 1998 was $148,263. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

                           FDP Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

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

Research and development expenses charged to cost of sales and services were $5,554,000 in 1998, $6,225,000 in 1997 and $5,778,000 in 1996.

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

FINANCIAL ACCOUNTING PRONOUNCEMENTS

STATEMENT OF POSITION (SOP) 97-2  SOFTWARE REVENUE RECOGNITION

In October 1997, the AICPA issued Statement of Position (SOP) 97-2, SOFTWARE REVENUE RECOGNITION, which supersedes SOP 91-1. The Company adopted SOP 97-2 for software transactions entered into beginning November 1, 1997, as retroactive application to years prior to adoption is prohibited. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, postcontract customer support, installation, training, etc.) to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence which is specific to the vendor. The revenue allocated to software products (including specified upgrades/enhancements) generally is recognized upon delivery of the products. The revenue allocated to postcontract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements (such as training and installation) generally is recognized as the services are performed. If a vendor does not have evidence of fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The adoption of SOP 97-2 did not have a material impact on the Company's results of operations. Statement of Position
(SOP) 97-2

                           FDP Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

COMPREHENSIVE INCOME

On December 1, 1997 the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the consolidated statements of stockholders' equity and comprehensive income. The Statement requires only additional disclosure in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

NOTE 2

PROPERTY AND EQUIPMENT

Property and equipment which is recorded at cost and depreciated or amortized using the straight-line method, over the estimated useful lives of the assets, consists of the following (in thousands):

                                                             November 30,
                                   Estimated useful     ------------------------
                                    Lives in years       1997             1997
                                   ----------------     -------          -------
Computer and communication
   equipment                               5-7          $ 5,652          $ 4,902
Furniture and fixtures                       7            2,321            1,431
Leasehold improvements                    5-10            2,620            1,805
Vehicles                                     3               16               16
                                                        -------          -------
                                                         10,609            8,154
Less accumulated depreciation                             4,854            4,306
                                                        -------          -------
                                                        $ 5,755          $ 3,848
                                                        -------          -------


Maintenance expense on all owned and leased computer equipment was $166,000 in 1998, $216,000 in1997 and $223,000 in1996.

NOTE 3

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

                                     November 30,
                                ----------------------
                                 1998            1997
                                ------          ------
Accounts payable                $  641          $  185

Accrued liabilities:
   Salaries                      1,683           1,715
   Profit sharing plan             360             328
   Deferred revenues             1,144           1,181
   Other                           475             686
                                ------          ------
                                $4,303          $4,095
                                ------          ------

                           FDP Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

NOTE 4

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, notes receivable, prepaid expenses, other assets, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

NOTE 5

COMMITMENTS

The Company rents its principal office and certain other facilities for approximately $126,000 per month from a partnership whose general partner is the principal stockholder of the Company. Additional office space is leased from four other parties for approximately $57,000 per month. Total rent expense was $1,996,000 in 1998, $1,414,000 in1997 and $1,265,000 in1996. Minimum future rentals on non-cancelable leases with terms greater than one year are as follows (in thousands):

         Year ending
         November 30,
   ----------------------
    1999          $2,229
    2000          $  704
    2001          $  691
    2002          $  655
    2003          $  -0-


NOTE 6

PROFIT SHARING PLAN

The Company has a qualified profit sharing plan that conforms with Section 401(k) of the Internal Revenue Code. The plan provides for the Company to match employee elective contributions in an amount of 50% of such contributions, to a maximum of 3% of annual employee compensation. Company contributions were $364,000 in 1998, $337,000 in 1997 and $325,000 in 1996. Employee vesting in
Company contributions increases in increments of 20% per year starting after one year of service with full vesting of 100% after six years.

                           FDP Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

NOTE 7

INCOME TAXES

The provision for income taxes is comprised of the following (in thousands):

                                     Year ended November, 30,
                                 ---------------------------------
                                  1998         1997         1996
                                 -------      -------      -------
Current:
   U.S. Federal                  $ 1,067      $ 1,136      $   996
   State and Local                   408          233          139
   Foreign Sales Corp. (FSC)         158           41           44
                                 -------      -------      -------
                                 $ 1,633      $ 1,410      $ 1,179
                                 -------      -------      -------

Deferred:

   U.S. Federal                  $   215      $   181      $  (138)
   State and Local                   (44)          13           (5)
                                 -------      -------      -------
                                     171          194         (143)
                                 -------      -------      -------
                                 $ 1,804      $ 1,604      $ 1,036
                                 -------      -------      -------


A reconciliation of the Federal income tax statutory rate with the effective tax rate is as follows:

                                                            Year ended November 30,
                                                       --------------------------------
                                                         1998        1997        1996
                                                       --------    --------    --------
Federal income tax at statutory rate                     34%          34%         34%

Research and development credit                          (2)%         (2)%        (4)%

State income tax, net of federal tax benefit              4%           4%          4%

Foreign Sales Corp. benefit (FSC)                        (4)%         (1)%        (2)%
                                                       --------    --------    --------
                                                          32%          35%         32%
                                                       --------    --------    --------

                           FDP Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

The tax effects of temporary differences which give rise to significant portions of deferred tax assets and deferred tax liabilities at November 30, 1998 and 1997 are as follows (in thousands):

                                                1998         1997
                                               -------      -------
Deferred income tax assets:
  Allowance for uncollectible accounts         $   380      $   105
  Accrual for vacation                             284          178
  Other                                            154           24
                                               -------      -------
                                               $   818      $   307
                                               -------      -------
Deferred income tax liabilities:
Property and equipment, principally due to
  Difference in depreciation                   $  (244)     $  (203)
  Tax credits                                   (1,109)        (465)
  Other                                              0           (3)
                                               -------      -------
                                               $(1,353)     $  (671)
                                               -------      -------
Net deferred tax liability                     $  (535)     $  (364)
                                               -------      -------

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

                           FDP Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

At November 30, 1998, under the 1984 Non-Qualified Stock Option Plan, there were options outstanding for the purchase of 34,000 shares of the Company's stock of which all were vested and exercisable. Under the 1994 Employee Stock Option Plan, there were options outstanding for the purchase of 873,000 shares of the Company's stock of which 807,000 were vested and exercisable. In total, at November 30, 1998, under the 1984 Non-Qualified Stock Option Plan and the 1994 Employee Stock Option Plan, there were options outstanding for 907,000 shares of the Company stock of which 841,000 were vested and exercisable.

A summary of the transactions in shares under the Stock Option Plans is as follows (in thousands, except per share data):

                                             1984 Non-Qualified    Option Price
                                                Stock Options        Per Share
                                             ------------------    ------------
Outstanding at November 30, 1995                     443           $ 2.17-$3.08
                                                    ----           ------------
Transactions during fiscal 1996:
      Granted                                         --                     --
      Exercised                                     (179)          $ 2.17-$2.83
      Forfeited                                       --                     --
                                                    ----           ------------
Outstanding at November 30, 1996                     264           $ 2.50-$3.08
                                                    ----           ------------
Transactions during fiscal 1997
      Granted                                         --                     --
      Exercised                                     (176)          $       2.50
      Forfeited                                       --                     --
                                                    ----           ------------
Outstanding at November 30, 1997                      88           $ 2.50-$3.08
                                                    ----           ------------
Transactions during fiscal 1998
      Granted                                         --                     --
      Exercised                                      (54)          $ 2.50-$3.08
      Forfeited                                       --                     --
                                                    ----           ------------
Outstanding at November 30, 1998                      34           $       2.83


                                             1994 Employee          Option Price
                                             Stock Options           Per Share
                                             -------------         ------------
Outstanding at November 30, 1995                     414           $ 2.83-$3.75
                                                    ----           ------------
Transactions during fiscal 1996:
      Granted                                         67           $ 5.00-$5.25
      Exercised                                      (62)          $       2.83
      Forfeited                                       --                     --
                                                    ----           ------------
Outstanding at November 30, 1996                     419           $ 2.83-$5.25
                                                    ----           ------------
Transactions during fiscal 1997
      Granted                                        411           $ 7.25-$7.75
      Exercised                                      (83)          $ 2.83-$5.00
      Forfeited                                       --                     --
                                                    ----           ------------
Outstanding at November 30, 1997                     747           $ 2.83-$7.75
                                                    ----           ------------
Transactions during fiscal 1998
      Granted                                        282          $10.50-$12.00
      Exercised                                     (156)          $ 2.83-$7.75
      Forfeited                                       --                     --
                                                    ----           ------------
Outstanding at November 30, 1998                     873           $2.83-$12.00

                           FDP Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

On December 1,1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No.123). As permitted by SFAS No. 123, the Company has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for the Plans. Accordingly, no compensation cost has been recognized for options granted under the Plans. Had compensation cost for the Plans been determined based on the fair value at the date of grant for awards under the Plans consistent with the method of SFAS No.123, the Company's net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below.

                                                  1998                      1997
                                          ----------------------  ------------------------
                                              AS        PRO            AS            PRO
                                           REPORTED    FORMA        REPORTED        FORMA
                                           --------    -----        --------        -----
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Net earnings                            $3,832    $2,888         $2,980        $2,019
     Net earnings per share (diluted)        $  .62    $  .46         $  .50        $  .34


The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following assumptions used for grants in 1998 and 1997: approximate dividend yield of .5% based upon $11.00 closing stock value at November 30, 1998, expected volatility of 64%, risk-free interest rate range of 5.5%-5.7% and expected life of three years.

The following table summarizes information about the Company's stock options at November 30, 1998:

(in thousands, except per share data)

                                  OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                        ---------------------------------------- ----------------------------------
                           NUMBER       WEIGHTED                       NUMBER
                         OUTSTANDING     AVERAGE     WEIGHTED       OUTSTANDING       WEIGHTED
                            AS OF       REMAINING    AVERAGE           AS OF           AVERAGE
                          NOVEMBER     CONTRACTUAL   EXERCISE         NOVEMBER        EXERCISE
   GRANT PRICE             30, 1998       YEARS        PRICE          30, 1998          PRICE
------------------         --------       -----        -----          --------          -----
    $2.83                      209       .17-.38         2.83              209            2.83
    $3.75                       34          1.50         3.75               34            3.75
    $5.00                       12          2.04         5.00               12            5.00
    $5.25                       27          2.08         5.25               27            5.25
    $7.75                      343          3.10         7.75              316            7.75
    $10.50                     222          4.04        10.50              219           10.50
    $11.06                      15          4.34        11.06                5           11.06
    $11.63                      30          4.51        11.63               10           11.63
    $12.00                      15          4.42        12.60                9           12.00
------------------         --------       ------       ------         --------          ------
 $2.83 - 12.00                 907          2.66         7.28              841            6.56
------------------         --------       ------       ------         --------          ------

                           FDP Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

On December 12, 1996, the Company filed with the Securities and Exchange Commission an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, relating to an increase to 920,868 in the number of shares of Common Stock reserved for issuance pursuant to the Company's 1994 Employee Stock Option Plan. Mr. Michael C. Goldberg, the record and beneficial owner of approximately 55.8% of the then outstanding shares of Common Stock, voted all such shares in favor of the increase in the number of shares of Common Stock reserved for issuance pursuant to the 1994 Plan, which vote was sufficient to approve the increase.

On October 10, 1997, the Company filed with the Securities and Exchange Commission an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, relating to an increase to 1,220,868 in the number of shares of Common Stock reserved for issuance pursuant to the Company's 1994 Employee Stock Option Plan. Mr. Michael C. Goldberg, the record and beneficial owner of approximately 53.7% of the then outstanding shares of Common Stock, voted all such shares in favor of the increase in the number of shares of Common Stock reserved for issuance pursuant to the 1994 Plan, which vote was sufficient to approve the increase

SUBSEQUENT EVENT

    On January 15, 1999, the Company announced that it has entered into a definitive merger agreement under which it will be acquired by SunGard Data Systems (NYSE: SDS) in a stock-for-stock transaction. Under the terms of the merger, FDP shareholders will receive shares of SunGard common stock in exchange for their shares of FDP common stock. The exchange ratio will depend on the average trading price per share of the SunGard common stock during the twenty day period ending and including the trading days two days before the closing of the merger. The exchange ratio is designed to give FDP shareholders $14.40 of SunGard common stock if the average trading price is between $30 and $35. If the average trading price is $30 or less, the exchange ratio will be fixed at .48 and if the average trading price is $35 or more, the exchange ratio will be fixed at .4114. The completion of the merger is subject to approval by a majority of the Company's shareholders, customary regulatory approvals and the satisfaction of certain other conditions set forth in the merger agreement. Directors and shareholders holding approximately 53% of the outstanding shares of FDP have agreed to vote their shares in favor of the merger. The merger, if approved will be accounted for as a pooling-of-interests.

                                    PART II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on any matter of accounting principles or practice or financial statement disclosure at any time during the preceding 24 months.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are as follows:


   Name                        Age            Position
-----------                    ---          ----------------------
Michael C. Goldberg            61           Chairman of the Board, Chief Executive
                                              Officer and President
Cindy Goldberg                 51           Secretary, Treasurer and Director
Bruce I. Nierenberg            52           Director
Cesar L. Alvarez               51           Director
Albert J. Schiff               56           Director
Richard B. Fleischman          47           Senior Vice President, Home Office Systems
Scott L. Price                 40           Senior Vice President, Agency Systems
Mark S. Silverman              42           Senior Vice President, Chief Financial Officer
Christine Stroud               44           Vice President
Edward Pick                    48           Vice President
Beverly Price                  47           Vice President
Kathleen Muro                  47           Vice President


         Mr. Goldberg, founder of the Company, has been the Chairman, Chief Executive Officer and President of the Company since its formation in 1968. He is an Associate of the Society of Actuaries and a member of the American Academy of Actuaries.

         Mrs. Goldberg has been a director and the Secretary and Treasurer of the Company since 1968 and served as its Vice President--Administration from its formation until 1982. Mrs. Goldberg is the wife of Michael C. Goldberg.

         Mr. Nierenberg became a director of the Company in June 1983. He is currently Partner and President of Premier Cruise Lines. From 1984 to 1991 he was Executive Vice President of Premier Cruise Lines located in Port Canaveral, Florida. From 1992 to 1994 he was President and Chief Executive Officer of Costa Cruise Lines and American Family Cruises. From 1995 to 1996 he was President of Bruce Nierenberg & Associates, consultants to the tourism industry. During 1997 he was Executive Vice President of Norweigen Cruise Lines.

         Mr. Alvarez became a director of the Company in January 1986. Mr. Alvarez has been President and Chief Executive Officer of Greenberg Traurig, P.A., a law firm in Miami, Florida, since February 1997 and a principal shareholder of such firm since January 1983. Mr. Alvarez served as Executive Vice President of such firm from January 1996 until February 1997. Mr. Alvarez also serves on the Board of Directors of CompuTrac, Inc. (computer software), Dallas, Texas, Cosmo Communications Corporation (electronics manufacturer), Miami, Florida and Texpack N.V. (paper cone manufacturer), Netherlands Antilles.

         Mr. Schiff became a director of the Company in April 1992. Mr. Schiff previously served as a director of the Company from June 1983 to January 1986. Mr. Schiff has served as Chief Executive Officer and President of Insurance Alliance's Group Inc., an executive benefit consulting firm located in Stamford, Connecticut, since 1989. He was Senior Vice President and Member of the Board of Trustees of Mutual Life Insurance Company of New York (MONY) from 1986 to 1989 and served as Chief Executive Officer and President of Albert J. Schiff Associates, Inc., an employee benefit consulting firm located in Darien, Connecticut, from 1968 to 1986. In 1985, he served as President Elect of the Association of Advanced Life Underwriters (AALU).

         Mr. Fleischman originally joined the Company in May 1981 as a consulting actuary, heading the group pension area. In 1985, Mr. Fleischman became a corporate Vice President. In November 1997, he was promoted to Senior Vice President of Home Office Systems. He is a member of the American Academy of Actuaries, an Enrolled Actuary, and a Fellow of the Society of Actuaries.

         Mr. Price joined the Company in January 1981 in charge of technical services. He became Senior Vice President of Agency Systems in November 1997. He is responsible for managing Agency Systems and directing the Company's research and development efforts.

         Mr. Silverman joined the Company in September 1992 as Chief Financial Officer. He became Senior Vice President of the Company in November 1997. He is a Certified Public Accountant. Prior to joining the Company, he was the Controller for Spectrum Concepts, a software development company.

         Ms. Stroud joined the Company in June 1978 as an actuarial trainee and in 1983 moved to the marketing department. Ms. Stroud became a corporate Vice President in 1990. She is a member of the American Academy of Actuaries and the American Society of Pension Actuaries and is an Enrolled Actuary.

         Mr. Pick joined the Company in April 1978 as a programmer in the Pension Partner Systems department and became a corporate Vice President in January 1992. He is responsible for the development of employee benefit related software products for the Company.

         Ms. Price joined the Company in December 1979 as a programmer in the Agency Partner Systems department. She became head of this department in January 1986 and became a corporate Vice President in January 1992.

         Ms. Muro joined the Company in June 1981 as a programmer in the life administration department. Ms. Muro became head of the FDP/CLAS department in 1988 and a corporate Vice President in January 1992.

         The Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. The Company's directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's outstanding Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners have been met.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following compensation table sets forth for the fiscal years ended November 30, 1998, 1997 and 1996, the cash and certain other compensation paid or accrued by the Company and its subsidiaries to its Chief Executive Officer and to each of the four most highly compensated executive officers (other than the Chief Executive Officer) whose total annual compensation during the fiscal year ended November 30, 1998 exceeded $100,000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                                   Long--term
                Name and                   Fiscal                                        All Other            Compensation Awards
           Principal Position               Year         Salary          Bonus         Compensation                Option (#)
           -------------------             ------        ------          -----         ------------           -------------------

Michael C. Goldberg                         1998        $409,539                        $6,489 (1)                     --
    Chairman of the Board, Chief            1997        $401,000           --           $5,895 (2)                     --
    Executive Officer and President         1996        $401,000           --                 --                       --

Richard B. Fleischman                       1998        $199,039        $16,000         $4,800 (3)                20,000 (4)
    Senior Vice President                   1997        $175,000        $50,000         $4,500 (3)                50,000 (5)
    Home Office Systems                     1996        $150,000           --           $4,500 (3)                     --

Kathleen Muro                               1998        $132,375        $20,000         $3,971 (3)                     --
    Vice President                          1997        $126,000           --           $3,780 (3)                10,000 (5)
                                            1996        $126,000           --           $3,750 (3)                     --

Scott L. Price                              1998        $127,558           --           $3,827 (3)                25,000 (4)
    Senior Vice President                   1997        $110,000           --           $3,297 (3)                     --
    Agency Systems                          1996        $105,000                        $3,150 (3)

Beverly Price                               1998        $126,327           --           $3,790 (3)                25,000 (4)
    Vice President                          1997        $120,000           --           $3,597 (3)                     --
                                            1996        $115,000           --           $3,450 (3)                     --

-------------------

(1) Includes $4,800 related to Company funded profit sharing contributions and $1,689 for the FDP/Michael C. Goldberg split dollar program.
(2) Includes $4,800 related to Company funded profit sharing contributions and $1,395 for the FDP/Michael C. Goldberg split dollar program.
(3) Represents Company funded profit sharing contributions for each Named Executive Officer.
(4) Represents options granted under the 1994 Employee Stock Option Plan at an exercise price of $10.50 per share.
(5) Represents options granted under the 1994 Employee Stock Option Plan at an exercise price of $7.75 per share.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information concerning stock options granted to the Named Executive Officers during the fiscal year ended November 30, 1998.

                                                                                                            Potential Realizable
                                                                                                          Value at Assumed Annual
                                                        % of Total                                          Rate of Stock Price
                                      Securities       Options/SARs      Exercise                         Appreciation for Option
                                      Underlying        Granted to       or Base                                  Term(1)
    Name and                           Options         Employees in       Price         Expiration      -------------------------
Principal Position                    Granted (#)       Fiscal Year       ($/SH)           Date           5% ($)          10% ($)
------------------                    -----------      ------------     ----------      ----------      --------         --------
Michael C. Goldberg                       ---              ---              ---            ---             ---              ---
    Chairman of the Board, Chief
    Executive Officer and
    President

Richard B. Fleischman                    20,000             7%             10.50        12/12/02        58,019(1)        132,068(1)
    Senior Vice President
    Home Office Systems

Kathleen Muro                             ---              ---              ---            ---             ---              ---
    Vice President

Scott L. Price                           25,000             9%             10.50        12/12/02        72,524(1)        165,085(1)
    Senior Vice President
    Agency Systems

Beverly Price                            25,000             9%             10.50        12/12/02        72,524(1)        165,085(1)
    Vice President

---------------------

(1) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock and the date on which the options are exercised.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

     The following table sets forth-certain information concerning (i) the exercise of stock options by the Named Executive Officers during the fiscal year ended November 30, 1998 and (ii) unexercised stock options held by the Named Executive Officers as of November 30, 1998.

                                                                           Number of                  Value of Unexercised
                                                                      Unexercised Options             In-the-Money Options
                                       Shares                      Held at November 30, 1998        Held at November 30, 1998
         Name and                    Acquired on       Value      ---------------------------      ---------------------------
     Principal Position               Exercise       Realized     Exercisable   Unexercisable      Exercisable   Unexercisable
     ------------------              -----------     --------     -----------   -------------      -----------   -------------
Michael C. Goldberg                         --           --           --          --                       --          --
     Chairman of the Board, Chief
     Executive Officer
     and President

Richard Fleischman                      20,000     $207,500       70,000          --                 $160,670          --
     Vice President

Kathleen Muro                            2,250     $ 22,781       60,250          --                 $432,710          --
     Vice President

Scott L. Price                           5,000     $ 66,875       72,500          --                 $374,425          --
     Senior Vice President
     Agency Systems

Beverly Price                            5,000     $ 66,875       72,500          --                 $377,852          --
     Vice President

----------------------

(1) Calculated on the basis of the average of the high ask and low bid quotations for the Company's Common Stock as reported by NASDAQ on November 30, 1998, which was $10.831 per share. Value is calculated by multiplying (a) the difference between $10.831 and the option exercise price by (b) the number of shares of common stock underlying the option.

INFORMATION CONCERNING DIRECTORS

     Directors who are not employees of the Company receive an annual retainer of $2,000, payable quarterly, and a $200 fee for each meeting attended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                               SECURITY OWNERSHIP

The following table sets forth information with respect to the beneficial ownership of the Common Stock as of January 31,1999 by (a) each person known by the Company to be the beneficial owner of more than 5 percent of the outstanding Common Stock, (b) each director and nominee for election as a director of the Company, (c) the Named Executive Officers (as defined in "Executive Compensation") and (d) all directors and executive officers of the Company as a group:

                                                           Common Stock
                                                      Beneficially Owned (2)
Name and Address                                  ---------------------------------
of Beneficial Owner (1)                               Shares              Percent
-----------------------                           ---------------       -----------

Michael C. Goldberg and Cindy Goldberg             3,031,431  (3)           50.1%
Fidelity Management & Research Company               558,800  (4)            9.2%
Michael S. Barrish Group                             357,450  (5)            5.9%
Richard B. Fleischman                                 70,000  (6)            1.2%
Kathleen Muro                                         70,000  (7)            1.2%
Scott L. Price                                        87,500  (8)            1.4%
Beverly Price                                         87,500  (9)            1.4%
Cesar L. Alvarez                                          --                   --
Albert J. Schiff                                          --                   --
Bruce I. Nierenberg                                       --                   --
All directors and executive officers
as a group (12 persons)                            3,436,431 (10)           56.8%

--------------------------

(1) Unless otherwise indicated, the address of each of the beneficial owners identified is 2140 South Dixie Highway, Miami, Florida 33133.

(2) Unless otherwise indicated, each person or group has sole voting and investment power with respect to all such shares.

(3) Includes 750,000 shares of Common Stock beneficially owned by Mr. Goldberg as sole Trustee under a charitable remainder unitrust created in 1994 by Mr. Goldberg and his wife, Cindy Goldberg. Mr. and Mrs. Goldberg are the income beneficiaries of the trust.

(4) Based on the Schedule 13G dated February 14, 1998 filed by Fidelity Management & Research Company ("Fidelity"), 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, Fidelity is the beneficial owner of 558,800 shares or 9.2% of the Common Stock outstanding of FDP Corporation ("FDP") as a result of acting as investment advisor to various investment companies registered under Section 8 of the Investment Company Act of 1940.

     The ownership of one investment company, Fidelity Low-Priced Stock Fund, amounted to 558,800 shares or 9.2% of the outstanding Common Stock. Fidelity Low-Priced Stock Fund has its principal business office at 82 Devonshire Street, Boston, Massachusetts 02109.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

     Edward C. Johnson 3d, FMR Corp., through its control of Fidelity, and the funds each has sole power to dispose of the 558,800 shares owned by the Funds. Neither FMR Corp. nor Edward C. Johnson 3d, Chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds' Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds' Board of Trustees.

     Members of the Edward C. Johnson 3d family and trusts for their benefit are the predominant owners of the Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. Mr. Johnson 3d owns 12.0% and Abigail Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. Mr. Johnson 3d is the Chairman of FMR Corp. and Abigail P. Johnson is a Director of FMR Corp. The Johnson family group and all other Class B shareholders have entered into a shareholders' voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholder's voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp.

(5) Based on the Schedule 13D dated February 24, 1995. Includes (i) an aggregate of 244,500 shares of Common Stock owned by Michael Barish for which he has sole voting and dispositive power; (ii) 75,000 shares of Common Stock owned by Michael Barish either jointly with his spouse or as custodian for his children; (iii) 9,000 shares of Common Stock owned by Fred Klinghoffer, Trustee under will of Emanuel Klinghoffer, for which voting power for such shares is shared by Michael Barish, Carl Barish and Fred Klinghoffer and (iv) 28,950 shares held by clients of Cambiar Investors Inc. for which Michael Barish shares voting and dispositive power. Mr. Barish's address is c/o Cambiar Investors Inc., 8400 East Prentice Avenue, Suite 460, Englewood, Colorado 80111.

(6) Consists of 70,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days from the date of this Form-10K.

(7) Includes 60,250 shares of Common Stock issuable upon exercise of options exercisable within 60 days from the date of this Form-10K. Also includes 9,750 shares of Common Stock owned by Ms. Muro.

(8) Includes 72,500 shares of Common Stock issuable upon exercise of options exercisable within 60 days from the date of this Form-10K. Also includes 15,000 shares of Common Stock owned by Ms. Price jointly with her husband, an officer of the Company.

(9) Includes 72,500 shares of Common Stock issuable upon exercise of options exercisable within 60 days from the date of this Form-10K. Also includes 15,000 shares of Common Stock owned by Mr. Price jointly with his wife, an officer of the Company.

(10) Includes 365,250 shares of Common Stock issuable upon exercise of options exercisable within 60 days from the date of this Form-10K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company rents its principal office and certain other facilities for approximately $126,000 a month from a partnership (the "Partnership"), of which Michael Goldberg, the principal shareholder of the Company, its Chairman of the Board, Chief Executive Officer and President, is the general partner and Cindy Goldberg, the Company's Secretary and Treasurer and a director, is the limited partner. The lease provides for expiration on December 1, 1999 with an option to renew for 5 years.

Cesar L. Alvarez, a director of the Company, is a principal shareholder, President, Chief Executive Officer and a director of Greenberg Traurig, P.A., a law firm that has from time-to-time provided legal services to the Company.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1.   The consolidated financial statements of FDP Corp. are included in
          Item 8:

          Consolidated Balance Sheets as of November 30, 1998 and 1997

          Consolidated Statements of Income for the years ended November 30, 1998, 1997 and 1996

          Consolidated Statements of Cash Flows for the years ended November 30, 1998, 1997 and 1996

          Consolidated Statements of Stockholders' Equity for the years ended November 30, 1998, 1997 and 1996

          Notes to Consolidated Financial Statements

     2. Financial Statement Schedule. Schedule II - Valuation and Qualifying Accounts

     3.   Exhibits.

                                                    Document
                                                    Incorporated by
       Exhibit           Description                Reference
       -------           -----------                ---------------
       3.1      Articles of Incorporation of        Exhibit 3.1 of the
                the Company, as amended             Registration
                                                    Statement on
                                                    Form S-1
                                                    (no.2-84919)(the
                                                    "Registration Statement)

       3.2      Bylaws of the Company               Exhibit 3.2 of the
                                                    Registration
                                                    Statement

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

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

       10.12    The Company's Profit Sharing Plan             Exhibit 10.23 of
                Amendment of Existing Plan dated              1995 Form 10-K
                August 31, 1995

       10.13    Software Development Agreement                Exhibit 10.25 of
                (ISP Illustration System) dated               1995 Form 10-K
                December 21, 1995

       10.14    Agreement and Plan of Reorganization          Filed on Form 8-K
                dated January 15, 1999, by and among          January 26, 1999
                SunGard Data Systems Inc., a Delaware
                corporation, Development Corp., a Florida corporation, and FDP Corp., a Florida
                Corporation

       10.15    Agreement and Plan of Merger dated January    Filed on Form 8-K
                15, 1999, by and among SunGard Data           January 26, 1999
                Systems Inc., a Delaware corporation,
                Development Corp., a Florida corporation.
                and FDP Corp., a Florida corporation



       21.2     The Company's Subsidiaries                    (filed herewith)

       23.1     Consent of KPMG LLP                           (filed herewith)

       27.1     Financial Data Schedule (for SEC use only)    (filed herewith)

(b) No current reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended November 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 26, 1999                 FDP CORP.

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

February 26, 1999                 /s/ Michael C. Goldberg
                                 ----------------------------------------------
                                 MICHAEL C. GOLDBERG
                                 Chairman of Board of Directors,
                                 Chief Executive Officer and President

February 26, 1999                /s/ Mark S. Silverman
                                 ----------------------------------------------
                                 MARK S. SILVERMAN
                                 Senior Vice President, Chief Financial Officer
                                 Principal Accounting Officer

February 26, 1999                /s/ CESAR L. ALVAREZ
                                 ----------------------------------------------
                                 CESAR L. ALVAREZ
                                 Director

February 26, 1999                /s/ CINDY L. GOLDBERG
                                 ----------------------------------------------
                                 CINDY L. GOLDBERG
                                 Director

February 26, 1999                /s/ ALBERT J. SCHIFF
                                 ----------------------------------------------
                                 ALBERT J. SCHIFF
                                 Director

February 26, 1999                /s/ BRUCE I. NIERENBERG
                                 ----------------------------------------------
                                 BRUCE I. NIERENBERG
                                 Director

ITEM 14 (A) 2 FINANCIAL STATEMENT SCHEDULE

                           FDP CORP. AND SUBSIDIARIES

                Schedule II - Valuation and Qualifying Accounts

For the Three Years Ended November 30, 1998 (in thousands)

A                           B                    C                D               E
Allowance for               Balance at           Charged to                       Balance at
Uncollectible               Beginning of         Costs and                        End of
Accounts                    Period               Expenses         Deductions      Period
-------------               ------------         ----------       ----------      ----------
November 30, 1998:          $384                  $903             $253           $1,034

November 30, 1997:          $444                  $  0             $ 60           $  384

November 30, 1996:          $317                  $150             $ 23           $  444