Form 10-Q
period 1999-02-28
FDP CORP
filed 1999-04-14
CIK 722826

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  UNITED STATES

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended February 28, 1999.

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


                     Common Stock, $.01 par value per share,
               6,326,862 shares outstanding as of March 31, 1999.

                                    FDP CORP.

                                TABLE OF CONTENTS



                                                                                 PAGE NUMBER
                                                                                 -----------
  PART I.         FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Condensed Balance Sheets
                         February 28, 1999 and November 30, 1998                      3

                  Consolidated Condensed Statements of Earnings
                         Three Months Ended February 28, 1999 and 1998                4

                  Consolidated Condensed Statements of Cash Flows
                         Three Months Ended February 28, 1999 and 1998                5

                  Notes to Consolidated Condensed Financial Statements                6

     Item 2.      Management's Discussion and Analysis of Results
                         of Operations and Financial Condition                        7

  PART II.        OTHER INFORMATION

     Item 1.      Legal                                                              13

     Item 4.      Submission of Matter to Vote of Security Holders                   13

     Item 6.      Exhibits and Reports on Form 8-K                                   13

     Signatures                                                                      14

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements



                           FDP CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

(AMOUNTS IN  THOUSANDS, EXCEPT PER SHARE AMOUNTS)                           February 28,   November 30,
                                                                                1999          1998
                                                                            (Unaudited)
                                                                              ---------   -------------
                                            ASSETS
Current assets:
    Cash and cash equivalents                                                 $  8,214    $  7,432
    Marketable securities                                                        5,304       5,336
    Accounts receivable, less allowance for uncollectible
       accounts of $1,104 in 1999 and $1,034 in 1998                             9,423       9,892
    Notes receivable - current                                                     258         262
    Prepaid expenses                                                               571         455
    Deferred income taxes                                                          745         745
    Costs and earnings in excess of billings on uncompleted contracts            1,414         787
    Other                                                                          341          52
                                                                              --------    --------
       Total current assets                                                     26,270      24,961
Property and equipment at cost, less accumulated depreciation
       of $5,216 in 1999 and $4,854 in 1998                                      5,818       5,755
Other assets:
    Marketable securities                                                        8,073       8,051
    Notes receivable - non-current                                                  93          93
    Goodwill, net                                                                  670         401
    Deferred merger costs                                                          672           0
    Other                                                                          406         406
                                                                              --------    --------
Total assets                                                                  $ 42,002    $ 39,667
                                                                              ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable and accrued liabilities                                  $  4,095    $  4,303
    Income taxes payable                                                           221         827
    Billings in excess of costs and earnings on uncompleted contracts              267         371
                                                                              --------    --------
       Total current liabilities                                                 4,583       5,501
Deferred income taxes                                                            1,280       1,280
                                                                              --------    --------
       Total liabilities                                                         5,863       6,781
                                                                              --------    --------

Stockholders' Equity:

    Preferred stock; $.01 par value. Authorized 10,000 shares; none issued
    Common stock; $.01 par value. Authorized 30,000 shares; shares
    Issued and outstanding 6,187 in 1999 and 5,987 in 1998                          62          60
    Paid-in capital                                                             14,779      12,405
    Retained earnings                                                           21,364      20,456
    Accumulated other comprehensive income -
       foreign currency translation adjustment                                     (66)        (35)
                                                                              --------    --------
       Total stockholders' equity                                               36,139      32,886
                                                                              ========    ========
    Total liabilities and stockholders' equity                                $ 42,002    $ 39,667
                                                                              ========    ========

     See accompanying notes to consolidated condensed financial statements.

                           FDP CORP. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                                   (Unaudited)

(AMOUNTS IN  THOUSANDS, EXCEPT PER SHARE  AMOUNTS)              Three Months Ended
                                                                   February 28,
                                                             ------------------------
                                                               1999            1998
                                                             --------        --------
Revenues:
    Software                                                 $ 11,047        $  8,704
    Information services                                          511             486
                                                             --------        --------
Total Revenue                                                  11,558           9,190
                                                             --------        --------

Cost of sales and services:
    Product development, maintenance and enhancements:
         Software                                               8,502           6,739
         Information services                                     223             243
Selling, general and administrative expenses                    1,617           1,298
Telecommunications                                                 68              73
                                                             --------        --------
Total cost of sales and services                               10,410           8,353
                                                             --------        --------

Operating profit                                                1,148             837

Interest income                                                   302             291
Foreign currency loss and other                                    (1)             (7)
                                                             --------        --------
Earnings before income taxes                                    1,449           1,121

Provision for income taxes                                        464             392
                                                             --------        --------

Net earnings                                                 $    985        $    729
                                                             ========        ========


BASIC EARNINGS PER SHARE COMPUTATION
Numerator                                                         985             729
Denominator:
         Weighted average shares                                6,085           5,839
Basic earnings per share                                     $    .16        $    .12
                                                             ========        ========

DILUTED EARNINGS PER SHARE COMPUTATION
Numerator                                                         985             729
Denominator:
         Weighted average shares                                6,085           5,839
         Incremental shares from assumed
         Conversions of stock options                             265             297
                                                             --------        --------
                                                                6,350           6,136
Diluted earnings per share                                   $    .16        $    .12
                                                             ========        ========


     See accompanying notes to consolidated condensed financial statements.

                           FDP CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                    February 28,
                                                                               ----------------------
                                                                                1999           1998
                                                                               -------        -------
Cash flows from operating activities:
     Net earnings                                                              $   985        $   729
                                                                               -------        -------

     Adjustments to reconcile net earnings to net cash used in operating activities:
         Depreciation and amortization of property,
             equipment and intangibles                                             595            316
         Decrease (Increase) in accounts receivable, net                           469         (1,354)
         Increase in prepaid expenses                                             (116)          (198)
         Increase in costs and earnings in excess
             of billings on uncompleted contracts                                 (627)          (347)
         Increase in other current assets                                         (289)          (356)
         (Decrease) increase in accounts payable
             and accrued expenses                                                 (211)           611
         Decrease in billings in excess of costs
             and earnings on uncompleted contracts                                (104)           (98)
         Increase in income taxes payable                                           51            328
         Increase in deferred income taxes                                           0             45
         Increase in other assets and deferred merger costs                       (672)             0
                                                                               -------        -------
                  Net adjustments                                                 (904)        (1,053)
                                                                               -------        -------
                  Net cash used in operating activities                             81           (324)
                                                                               -------        -------

Cash flows from investing activities:
     Proceeds from the maturity of marketable investment securities                 10              0
     Proceeds from note receivable                                                 129            303
     Acquisition of note receivable                                               (124)          (315)
     Equipment acquired                                                           (427)        (1,519)
                                                                               -------        -------
                  Net cash used in investing activities                           (412)        (1,531)
                                                                               -------        -------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                     1,219            468
     Cumulative transfer adjustment                                                (31)             6
     Dividend payment                                                              (75)           (72)
                                                                               -------        -------
                  Net cash provided by financing activities                      1,113            402
                                                                               -------        -------

Net increase (decrease) in cash and cash equivalents                               782         (1,453)

Cash and cash equivalents at beginning of year                                   7,432          4,109
                                                                               -------        -------

Cash and cash equivalents at end of period                                     $ 8,214        $ 2,656
                                                                               =======        =======



See accompanying notes to consolidated condensed financial statements

                                    FDP CORP.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                February 28, 1999
                                   (Unaudited)




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

The results of operations for the three months ended February 28, 1999, are not necessarily indicative of the results for the full year.

NOTE B

The Board of Directors approved a quarterly cash dividend of $0.0125 per share, payable March 15, 1999, to shareholders of record on March 1, 1999.

NOTE C

On January 15, 1999, the Company announced that it has entered into a definitive merger agreement under which it will be acquired by SunGard Data Systems (NYSE:
SDS) in a stock-for-stock transaction. Under the terms of the merger, FDP shareholders will receive shares of SunGard common stock in exchange for their shares of FDP common stock. The exchange ratio will depend on the average trading price per share of the SunGard common stock during the twenty day period ending and including the trading days two days before the closing of the merger. The exchange ratio is designed to give FDP shareholders $14.40 of SunGard common stock if the average trading price is between $30 and $35. If the average trading price is $30 or less, the exchange ratio will be fixed at .48 and if the average trading price is $35 or more, the exchange ratio will be fixed at .4114. The completion of the merger is subject to approval by a majority of the Company's shareholders, customary regulatory approvals and the satisfaction of certain other conditions set forth in the merger agreement. Directors and shareholders holding approximately 49% of the outstanding shares of FDP have agreed to vote their shares in favor of the merger. The merger, if approved is intended to be accounted for as a pooling-of-interests.

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

FINANCIAL RESULTS

For the quarter ended February 28, 1999, revenues increased 26% to $11,558,000 as compared to $9,190,000 for the same period last year. Operating profit for the first quarter was up 37% to $1,148,000 as compared to $837,000 for the prior year. Net earnings for the first quarter increased 35% to $985,000 or $.16 per diluted share ($.16 per share basic) versus $729,000 or $.12 per diluted share ($.12 per basic share) a year ago.

The Company reports its revenues by two categories, Software and Information Services.

---------------------------------------------------------------------------------------------------------
SOFTWARE  (Amounts in Thousands)                                           Three Months Ended
                                                                  February 28,           February 28,
                                                                      1999                   1998
---------------------------------------------------------------------------------------------------------
PENSION PARTNER                                              $         1,222       $         1,362

---------------------------------------------------------------------------------------------------------

AGENCY PARTNER                                                         2,783                 1,729

---------------------------------------------------------------------------------------------------------

SYSTEM INNOVATIONS                                                     1,368                   777

---------------------------------------------------------------------------------------------------------

HOME OFFICE SYSTEMS                                                    5,674                 4,836

---------------------------------------------------------------------------------------------------------

TOTAL SOFTWARE                                                        11,047                 8,704

---------------------------------------------------------------------------------------------------------


SOFTWARE REVENUE:

Total software related revenue which includes software licenses, maintenance, service revenue (time and materials) and other for the quarter ended February 28, 1999 increased by 27% as compared to the prior year. The increase in revenues for the quarter was principally driven by higher revenues in the HOME OFFICE SYSTEMS and AGENCY PARTNER divisions.

Revenues for HOME OFFICE SYSTEMS, which includes FDP/COMPASS and FDP/CLAS, for the quarter ended February 28, 1999 were up 17% as compared to the prior year. Driving the increase were revenues related to FDP/COMPASS, the Company's group pension administration system. Revenues for FDP/COMPASS for the quarter rose 31%. The increase in revenues was primarily due to ongoing implementations of the system worldwide and two new contracts executed for the product in the first quarter. Revenues for FDP/CLAS, the Company's life insurance administration system, decreased 8% for the first quarter as compared to the prior year.

Revenues in AGENCY PARTNER, which includes the products Contact PartnerTM, FDP/XL and FINPACK, for the quarter were up 61% as compared to the prior year. The increase in revenues for the quarter was the result of a multi-million dollar licensing agreement with a major South African insurance Company for new client/server versions of the products utilizing Microsoft's SQL Server 7.0 database.

PENSION PARTNER revenues for quarter decreased 10% as compared to the prior year.

SYSTEM INNOVATIONS revenues for the quarter were up 76% as a result of higher service revenue.

---------------------------------------------------------------------------------------------------------
INFORMATION SERVICES (amounts in thousands)                     February 28,            February 28,
                                                                    1999                    1998

---------------------------------------------------------------------------------------------------------
PENSION PARTNER                                           $            82        $          103

---------------------------------------------------------------------------------------------------------

AGENCY PARTNER                                                          4                    29

---------------------------------------------------------------------------------------------------------

FDP/CLAS                                                              425                   354

---------------------------------------------------------------------------------------------------------
TOTAL INFORMATION SERVICES

                                                          $           511        $          486
---------------------------------------------------------------------------------------------------------


INFORMATION SERVICES REVENUE:

Total information services revenue for the quarter ended February 28, 1999 increased 5% as compared to the same period last year. Information service revenue in the Pension Partner and Agency Partner divisions has been on a downward trend as customers that access the various software programs on a time-sharing basis are purchasing the products for use on personal computers. Information service revenue for FDP/CLAS for the quarter was up 20% as compared to the prior year. Information service revenue as a percentage of total revenues continues to decline as software revenues have increased.

COSTS AND EXPENSES:

The Company's total cost of sales and services for the quarter ending February 28, 1999 increased 25% to $10,410,000 as compared to $8,353,000 for the same period last year. The increase for the period was in correlation with the revenue increase and primarily related to higher personnel related costs.

For the quarter ended February 28, 1999, costs related to product development, maintenance and enhancements for software have increased whereas costs for information services have decreased. This change reflects the continuing trend of the shifting of the Company resources away from information services, a decreasing revenue base, to software product development, a growing revenue base.

Selling, general and administrative expenses for the quarter ended February 28, 1999 increased 25% to $1,617,000 as compared to $1,298,000 for the prior year. The increase for the quarter was mainly related to an increase in allowance for doubtful accounts.

INTEREST INCOME:

Interest income earned primarily on the Company's portfolio of U.S. Treasury Bills and Notes for the quarter ended February 28, 1999 was $302,000 as compared to $291,000 for the same period last year. The average interest-earning rate for the first quarter of 1999 was 5.50% as compared to 5.87% for the same period last year. (See Financial Condition).

PROVISION FOR INCOME TAXES:

The Company's effective income tax rate was 32% for the quarter ended February 28, 1999 as compared to 35% for the same period last year. The Company's effective tax rate has benefited from the use of foreign sale corporations credits (FSC).

FINANCIAL CONDITION

The Company continues to maintain a highly liquid and virtually debt free balance sheet. As of February 28, 1999 and November 30, 1998 cash and marketable securities were $21,591,000 and $20,819,000, representing 51% and 52% of total assets for the respective periods. Cash flow from operating activities for the quarter ended February 28, 1999 was mainly affected by an increase in costs and earnings in excess of billings on uncompleted contracts, a decrease in accounts payable and an increase in deferred merger costs. The decrease in cash flows from investing activities for the first quarter related to equipment acquired. Cash flows from financing activities increased as a result of stock options that were exercised.

Other than planned purchases of equipment, no other significant capital expenditures are anticipated for the remainder of fiscal 1999. Management of the Company continues to believe that existing working capital and funds generated by operations will be sufficient to meet the Company's anticipated capital needs in connection with its present and proposed activities.

STATEMENT OF POSITION (SOP) 97-2

On December 1, 1998 the Company adopted Statement of Position (SOP) 97-2, Software Revenue Recognition, which supersedes SOP 91-1. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, post contract customer support, installation, training, etc.) to be allocated to each element based on the relative fair values of the elements. The revenue allocated to software products (including specified upgrades/enhancements) generally is recognized upon delivery of the products. The revenue allocated to post contract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements (such as training and installation) generally is recognized as the services are performed. If a vendor does not have evidence of fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The Company's adoption of (SOP) 97-2 did not have a material impact on its financial reporting.

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

Item 4. Submission of Matter to Vote of Security Holders

The registrant will hold a Special Meeting of Stockholders on April 28, 1999. The purpose of this meeting is: (1). To consider and vote upon a proposal to (i) approve the agreement and plan of reorganization, dated as of January 15, 199, among FDP, and SunGard Data Systems Inc., a Delaware Corporation, and Development Corp., a Florida corporation and wholly owned subsidiary of SunGard, and (ii) approve the merger of Development Corp. with and into FDP pursuant to which FDP will become a wholly owned subsidiary of SunGard. 2. To transact such other business as may properly be brought before the FDP special meeting, or any adjournments or postponements to the FDP special meeting.

Item 6. Exhibits and Reports on Form 8-K

Form 8-K filed on January 15, 1999 relating to the acquisition of the Company by SunGard Data Systems Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  4/14/99                                    FDP CORP.




                                By:      /s/ Michael C. Goldberg
                                         --------------------------------------
                                         Michael C. Goldberg
                                         Chairman of Board of Directors
                                         Chief Executive Officer and President
                                         (principal executive and financial
                                         officer)